Form 10-Q
period 2013-03-29
SWS GROUP INC
filed 2013-05-08
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of May 1, 2013, there were 32,937,575 shares of the registrant’s common stock, $0.10 par value per share, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 29, 2013 and June 29, 2012

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$179,160	$81,826
Restricted cash and cash equivalents	30,047	30,044
Assets segregated for regulatory purposes	177,042	176,299
Receivable from brokers, dealers and clearing organizations	1,775,574	1,425,697
Receivable from clients, net of allowance	262,946	256,840
Loans, net	641,931	833,640
Securities owned, at fair value	333,252	231,151
Securities held to maturity	19,498	25,904
Securities purchased under agreements to resell	44,558	25,186
Goodwill	7,552	7,552
Securities available for sale	401,002	307,789
Other assets	123,923	144,915

	$3,996,485	$3,546,843

Liabilities and Stockholders’ Equity
Short-term borrowings	$186,000	$67,500
Payable to brokers, dealers and clearing organizations	1,642,722	1,349,370
Payable to clients	349,227	347,574
Deposits	1,046,120	1,062,233
Securities sold under agreements to repurchase	44,801	27,465
Securities sold, not yet purchased, at fair value	119,232	70,155
Drafts payable	26,676	24,970
Advances from Federal Home Loan Bank (the “FHLB”)	56,468	68,641
Long-term debt, net	82,039	79,076
Stock purchase warrants (“Warrants”)	28,074	27,810
Other liabilities	60,815	66,347

	3,642,174	3,191,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,640,886 shares at March 29, 2013; issued 33,312,140 and outstanding 32,576,307 shares at June 29, 2012	3,331	3,331
Additional paid-in capital	324,753	324,556
Retained earnings	29,092	30,084
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $704 at March 29, 2013 and $1,398 at June 29, 2012	1,485	2,745
Deferred compensation, net	3,283	3,427
Treasury stock (671,254 shares at March 29, 2013 and 735,833 shares at June 29, 2012, at cost)	(7,633)	(8,441)

Total stockholders’ equity	354,311	355,702

Total liabilities and stockholders’ equity	$3,996,485	$3,546,843

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine-months ended March 29, 2013 and March 30, 2012

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues:
Net revenues from clearing operations	$2,082	$2,371	$6,398	$7,311
Commissions	31,275	34,411	94,965	99,571
Interest	22,800	29,999	72,696	94,727
Investment banking, advisory and administrative fees	8,470	8,771	29,011	26,629
Net gains on principal transactions	6,237	8,529	27,513	22,444
Other	7,191	7,476	18,953	16,968

Total revenue	78,055	91,557	249,536	267,650
Interest expense	11,301	15,797	33,328	46,720

Net revenues	66,754	75,760	216,208	220,930

Non-interest expenses:
Commissions and other employee compensation	52,077	54,073	158,338	156,512
Occupancy, equipment and computer service costs	7,829	8,134	23,089	23,860
Communications	3,371	3,191	9,925	9,216
Floor brokerage and clearing organization charges	951	1,004	2,913	3,111
Advertising and promotional	922	1,049	2,327	2,276
(Recapture) provision for loan loss	—	—	(1,450)	2,475
Other	7,320	8,063	23,780	23,127

Total non-interest expenses	72,470	75,514	218,922	220,577

Other gains (losses):
Unrealized gain (loss) on Warrants valuation	(3,840)	12,502	(264)	(6,931)

Income (loss) before income tax expense (benefit)	(9,556)	12,748	(2,978)	(6,578)
Less: Income tax expense (benefit)	(3,838)	4,486	(1,985)	(2,152)

Net income (loss)	(5,718)	8,262	(993)	(4,426)
Net gain (loss) recognized in other comprehensive income (loss), net of tax expense (benefit) of $(397) and $367 for the three-months ended March 29, 2013 and March 30, 2012, respectively, and $(692) and $650 for the nine-months ended March 29, 2013 and March 30, 2012, respectively, on available for sale securities	(725)	690	(1,260)	1,218

Comprehensive income (loss)	$(6,443)	$8,952	$(2,253)	$(3,208)

Earnings (loss) per share – basic
Net income (loss)	$(0.17)	$0.25	$(0.03)	$(0.14)

Weighted average shares outstanding – basic	32,896,805	32,716,251	32,857,860	32,589,539

Earnings (loss) per share – diluted
Net income (loss)	$(0.17)	$0.04	$(0.03)	$(0.14)

Weighted average shares outstanding – diluted	32,896,805	50,107,555	32,857,860	32,589,539

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 29, 2013 and March 30, 2012

(In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net loss	$(993)	$(4,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,103	4,355
Accretion of discount on long-term debt	2,963	2,295
Amortization of deferred debt issuance costs	369	328
Unrealized loss on Warrants valuation	264	6,931
Amortization of premiums/discounts on loans purchased	(92)	(62)
Amortization of premiums/discounts on investment securities	1,436	637
Amortization of prepayment penalty on advances from FHLB	22	—
Provision for doubtful accounts on receivables from customers	720	240
Provision for loan loss and write downs on real estate owned (“REO”)	24	3,581
Deferred income tax expense	2,626	8,177
Allowance for deferred tax asset	(256)	(240)
Deferred compensation for deferred compensation plan and restricted stock plans	(1,035)	(74)
(Gain) loss on sale of loans	(1,513)	42
Loss (gain) on fixed assets transactions	3	(1)
Gain on sale of available for sale investment securities	(3,645)	—
Loss on sale of REO	752	48
Gain on issuer’s redemption of investment securities	(7)	—
Equity in earnings of unconsolidated ventures	(616)	(1,240)
Dividend received on investments	(13)	(57)
Shortfall for taxes on vesting of restricted stock	—	62
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(743)	29,186
Net change in broker, dealer and clearing organization accounts	(56,525)	(21,122)
Net change in client accounts	(5,173)	(68,943)
Increase in securities owned	(102,101)	(22,566)
(Increase) decrease in securities purchased under agreements to resell	(19,372)	30,616
Decrease (increase) in other assets	6,475	(5,195)
Increase in drafts payable	1,706	3,846
Increase (decrease) in securities sold, not yet purchased	49,077	(7,282)
(Decrease) increase in other liabilities	(3,691)	24,383

Net cash used in operating activities	(125,235)	(16,481)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	(3,091)	(2,104)
Proceeds from the sale of fixed assets and real estate	17,629	13,492
Proceeds from the sale of loans	11,580	1,751
Loan originations and purchases	(4,431,223)	(2,945,591)
Loan repayments	4,603,333	3,049,519
Purchase of investment securities	(161,736)	(130,305)
Proceeds from the issuer’s redemption of investment securities	12,000	—
Cash received on investments	36,289	14,649
Proceeds from the sale of FHLB stock	744	402
Proceeds from the maturity of available for sale investment securities	495	—

(continued)

(continued)

	For the Nine-Months Ended
	March 29, 2013	March 30, 2012
Proceeds from sale of available for sale securities	$29,116	$—
Investment in unconsolidated subsidiaries	(180)	—
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	—	(30,000)

Net cash provided by (used in) investing activities	114,956	(28,187)

Cash flows from financing activities:
Payments on short-term borrowings	(1,779,350)	(2,091,150)
Cash proceeds from short-term borrowings	1,897,850	2,107,150
Decrease in deposits	(16,113)	(44,824)
Payments on advances from the FHLB	(12,029)	(15,966)
Fee payment for FHLB restructuring	(166)	—
Shortfall for taxes on vesting of restricted stock	—	(62)
Cash proceeds (payments) on securities sold under agreements to repurchase	17,336	(6,043)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	—	100,000
Proceeds related to the deferred compensation plan	206	245
Purchase of treasury stock related to the deferred compensation plan	(121)	(178)

Net cash provided by financing activities	107,613	49,172

Net increase in cash and cash equivalents	97,334	4,504
Cash and cash equivalents at beginning of period	81,826	298,903

Cash and cash equivalents at end of period	$179,160	$303,407

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$676	$3,628

Foreclosure on loans	$11,076	$19,337

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38,882	$52,373

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 29, 2013 and March 30, 2012

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 29, 2013, and for the three and nine-months ended March 29, 2013 and March 30, 2012, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 29, 2012 filed on the Annual Report on Form 10-K. Amounts as of June 29, 2012 are derived from the audited consolidated financial statements filed on the Annual Report on Form 10-K. All significant inter-company balances and transactions have been eliminated upon consolidation.

The line item “Unrealized gain (loss) on Warrants valuation” on the Consolidated Statements of Comprehensive Income (Loss) is being presented under the category “Other gains (losses).” Unrealized gain (loss) on Warrants valuation was, in previous periods, presented under the category “Non-interest expenses.” This reclassification was made in the current period for comparability purposes.

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

Southwest Securities is a New York Stock Exchange (NYSE) member broker/dealer. Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the “SEC”) as broker/dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and as registered investment advisors under the Investment Advisors Act of 1940, as amended.

SWS Insurance holds insurance agency licenses in 41 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank that has been regulated by the Office of the Comptroller of the Currency (“OCC”) since July 21, 2011. As of July 21, 2011, the Board of Governors of the Federal Reserve System (“FRB”) began supervising and regulating SWS Group and SWS Banc. SWS Banc is a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s third quarter financial statements for fiscal 2013 and 2012 were prepared as of March 31, 2013 and 2012, respectively, and the Bank’s fiscal 2012 annual financial statements were prepared as of June 30, 2012. Any individually material transactions are reviewed and recorded in the appropriate quarterly period.

Update of Significant Accounting Policies. A summary of the Company’s significant accounting policies is included in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012 filed on September 7, 2012 (the “Fiscal 2012 Form 10-K”). Except as discussed herein, there have been no significant accounting policy changes since June 29, 2012.

Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) and the SEC recently issued the following accounting pronouncements, which are applicable to SWS. Any other new accounting pronouncements that are not specifically identified in our disclosures are not applicable to SWS:

Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) as updated by ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” In December 2011, the FASB issued ASU 2011-11 which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States (“GAAP”) and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, the Company’s first quarter of fiscal 2014. The Company is in the process of evaluating the impact of ASU 2011-11 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purpose of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000. Until December 31, 2012, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), non-interest bearing transaction accounts had unlimited coverage under FDIC insurance. Non-interest bearing transaction accounts no longer have unlimited coverage under FDIC insurance and are insured up to $250,000. At March 29, 2013 and June 29, 2012, SWS’ cash balances included $172,885,000 and $30,504,000, respectively, that were not federally insured because they exceeded federal insurance limits. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk of loss for these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank of Dallas. At March 31, 2013 and June 30, 2012, these reserve balances amounted to $1,433,000 and $1,503,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) pursuant to a $100,000,000, five year, unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement that was entered into on July 29, 2011 (the “Credit Agreement”). The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in “Debt Issued with Stock Purchase Warrants.” Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012. On March 28, 2013, the $20,000,000 loan from SWS Group to Southwest Securities was repaid and the Company’s Board of Directors, Hilltop and Oak Hill approved a $20,000,000 capital contribution to Southwest Securities. The remaining $30,000,000 is held in a restricted account at SWS Group to be used for general corporate purposes, subject to the approval of the Board of Directors, Hilltop and Oak Hill. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. The Company holds restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 29, 2013, SWS held cash of approximately $177,042,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (the “PAIB”) at March 29, 2013.

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

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 29, 2013 and June 29, 2012, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March 29, 2013	June 29, 2012
Receivable
Securities failed to deliver	$20,143	$23,220
Securities borrowed	1,661,935	1,320,274
Correspondent broker/dealers	44,206	41,941
Clearing organizations	36,899	18,705
Other	12,391	21,557

	$1,775,574	$1,425,697

	March 29, 2013	June 29, 2012
Payable
Securities failed to receive	$20,922	$28,879
Securities loaned	1,574,429	1,289,198
Correspondent broker/dealers	16,385	10,753
Other	30,986	20,540

	$1,642,722	$1,349,370

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 29, 2013, SWS had collateral of $1,661,611,000 under securities lending agreements, of which SWS had repledged $1,553,510,000. At June 29, 2012, SWS had collateral of $1,320,024,000 under securities lending agreements, of which SWS had repledged $1,250,328,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily in Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico.

Loans receivable at March 31, 2013 and June 30, 2012 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $959,000 and $1,094,000 at March 31, 2013 and June 30, 2012, respectively (in thousands):

	March 31, 2013	June 30, 2012
Loans receivable:
Residential construction	$2,167	$3,954
Lot and land development	10,221	18,431
1-4 family	265,631	383,167
Commercial real estate	242,721	326,997
Multifamily	75,468	20,110
Commercial loans	62,887	101,440
Consumer loans	1,602	1,943

	660,697	856,042
Allowance for probable loan losses	(18,766)	(22,402)

	$641,931	$833,640

At March 31, 2013 and June 30, 2012, the 1-4 family loans included $199,982,000 and $294,341,000, respectively, of purchased mortgage loans held for investment. The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for the three and nine-months ended March 31, 2013 and 2012 and the recorded investment in loans receivable at March 31, 2013 and 2012 were as follows (in thousands):

	Three-Months Ended
	March 31, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$135	$674	$2,759	$7,768	$1,831	$5,464	$6	$18,637
Charge-offs	—	—	—	—	—	(51)	—	(51)
Recoveries	8	5	19	109	—	34	5	180

Net charge-offs	8	5	19	109	—	(17)	5	129
Provision (recapture) charged to operations	(24)	(157)	(1,090)	(2,607)	5,445	(1,563)	(4)	—

Balance at end of period	$119	$522	$1,688	$5,270	$7,276	$3,884	$7	$18,766

Ending balance: individually evaluated for impairment	$23	$254	$383	$1,159	$—	$2,090	$—	$3,909

Ending balance: collectively evaluated for impairment	$96	$268	$1,305	$4,111	$7,276	$1,794	$7	$14,857

Financing receivables:
Balance at end of period	$2,167	$10,221	$265,631	$242,721	$75,468	$62,887	$1,602	$660,697

Ending balance: individually evaluated for impairment	$619	$2,761	$10,611	$14,049	$—	$4,619	$—	$32,659

Ending balance: collectively evaluated for impairment	$1,548	$7,460	$255,020	$228,672	$75,468	$58,268	$1,602	$628,038

	Three-Months Ended
	March 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$834	$3,370	$4,551	$17,203	$3,700	$3,420	$33	$33,111
Charge-offs	(457)	(478)	(1,779)	(3,363)	(801)	(541)	—	(7,419)
Recoveries	8	85	131	139	—	120	7	490

Net charge-offs	(449)	(393)	(1,648)	(3,224)	(801)	(421)	7	(6,929)
Provision (recapture) charged to operations	290	(1,275)	1,217	838	(577)	(461)	(32)	—

Balance at end of period	$675	$1,702	$4,120	$14,817	$2,322	$2,538	$8	$26,182

Ending balance: individually evaluated for impairment	$—	$—	$417	$1,766	$—	$114	$—	$2,297

Ending balance: collectively evaluated for impairment	$675	$1,702	$3,703	$13,051	$2,322	$2,424	$8	$23,885

Financing receivables:
Balance at end of period	$8,826	$24,336	$312,726	$361,647	$17,019	$123,957	$2,209	$850,720

Ending balance: individually evaluated for impairment	$3,895	$4,804	$17,435	$30,913	$1,199	$6,083	$3	$64,332

Ending balance: collectively evaluated for impairment	$4,931	$19,532	$295,291	$330,734	$15,820	$117,874	$2,206	$786,388

	Nine-Months Ended
	March 31, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$350	$1,310	$3,235	$10,628	$2,866	$4,004	$9	$22,402
Charge-offs	—	(182)	(163)	(1,113)	—	(1,659)	—	(3,117)
Recoveries	44	192	88	192	—	405	10	931

Net charge-offs	44	10	(75)	(921)	—	(1,254)	10	(2,186)
Provision (recapture) charged to operations	(275)	(798)	(1,472)	(4,437)	4,410	1,134	(12)	(1,450)

Balance at end of period	$119	$522	$1,688	$5,270	$7,276	$3,884	$7	$18,766

	Nine-Months Ended
	March 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(1,477)	(2,365)	(1,963)	(7,418)	(6,854)	(1,700)	(10)	(21,787)
Recoveries	143	194	168	357	—	192	7	1,061

Net charge-offs	(1,334)	(2,171)	(1,795)	(7,061)	(6,854)	(1,508)	(3)	(20,726)
Provision (recapture) charged to operations	1,478	705	(192)	(6,428)	8,305	(1,371)	(22)	2,475

Balance at end of period	$675	$1,702	$4,120	$14,817	$2,322	$2,538	$8	$26,182

As of March 31, 2013 and 2012, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment, was 4.07% and 4.13%, respectively. There is no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially eliminates credit risk.

Due to an improvement in the Bank’s loss history over the past four quarters, the Bank’s management reevaluated certain components of its computation of the allowance for loan losses as follows:

•	In the third quarter of fiscal 2013, management increased the historical loan loss component look-back period from four quarters to six quarters.

•

In the third quarter of fiscal 2013, the Bank decreased the severity of the credit quality component of the allowance calculation because it now believes that this component is inherent in the extension of the historical loan loss component’s look-back period from four to six quarters.

The results of these enhancements did not have a material impact on the consolidated financial statements. For additional discussion regarding the calculation of the Company’s allowance for probable loan losses, see “Note 1(i). Loans and Allowance for Loan Losses – Allowance for Loan Losses” and “Note 6. Loans and Allowance for Probable Loan Losses” in the Notes to the Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

Loans receivable on non-accrual status as of March 31, 2013 and June 30, 2012 were as follows (in thousands):

	March 31, 2013	June 30, 2012
Residential construction	$614	$648
Lot and land development	2,383	2,965
1-4 family	7,950	18,443
Commercial real estate	7,828	12,175
Commercial loans	619	3,120
Consumer loans	—	3

	$19,394	$37,354

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely. For loans where full collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans at March 31, 2013 and June 30, 2012 was approximately $27,195,000 and $51,663,000, respectively. Interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $7,000 and $39,000 for the three and nine-months ended March 31, 2013, respectively, and $45,000 and $903,000 for the three and nine-months ended March 31, 2012, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of March 31, 2013 and June 30, 2012 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
March 31, 2013
With no related allowance recorded:
Residential construction	$392	$443	$—	$456	$—
Lot and land development	112	351	—	1,042	—
1-4 family	2,494	3,531	—	8,772	5
Commercial real estate	6,323	9,297	—	7,538	120
Multifamily	—	—	—	—	—
Commercial loans	996	1,684	—	1,425	18

	10,317	15,306	—	19,233	143

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
March 31, 2013
With an allowance recorded:
Residential construction	$227	$266	$23	$180	$100
Lot and land development	2,649	2,857	254	1,666	—
1-4 family	8,117	8,861	383	6,610	113
Commercial real estate	7,726	7,887	1,159	11,405	96
Multifamily	—	—	—	—	22
Commercial loans	3,623	3,616	2,090	1,912	—

	22,342	23,487	3,909	21,773	331

March 31, 2013
Total
Residential construction	$619	$709	$23	$636	$100
Lot and land development	2,761	3,208	254	2,708	—
1-4 family	10,611	12,392	383	15,382	118
Commercial real estate	14,049	17,184	1,159	18,943	216
Multifamily	—	—	—	—	22
Commercial loans	4,619	5,300	2,090	3,337	18

	$32,659	$38,793	$3,909	$41,006	$474

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the nine-months ended March 31, 2013.
(3)	Represents interest income recognized on impaired loans for the nine-months ended March 31, 2013.

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2012
With no related allowance recorded:
Residential construction	$648	$648	$—	$2,525	$—
Lot and land development	2,964	3,408	—	6,514	32
1-4 family	17,938	20,387	—	8,540	89
Commercial real estate	10,715	13,662	—	14,308	127
Multifamily	—	—	—	6,659	—
Commercial loans	1,738	2,361	—	4,157	5
Consumer loans	2	9	—	30	—

	34,005	40,475	—	42,733	253

June 30, 2012
With an allowance recorded:
Residential construction	—	—	—	1,473	—
Lot and land development	691	700	92	1,084	33
1-4 family	1,822	1,843	120	1,866	7
Commercial real estate	13,345	13,345	1,736	24,174	490
Multifamily	—	—	—	4,831	—
Commercial loans	1,183	1,183	495	1,047	7
Consumer loans	1	1	1	—	—

	17,042	17,072	2,444	34,475	537

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2012
Total
Residential construction	$648	$648	$—	$3,998	$—
Lot and land development	3,655	4,108	92	7,598	65
1-4 family	19,760	22,230	120	10,406	96
Commercial real estate	24,060	27,007	1,736	38,482	617
Multifamily	—	—	—	11,490	—
Commercial loans	2,921	3,544	495	5,204	12
Consumer loans	3	10	1	30	—

	$51,047	$57,547	$2,444	$77,208	$790

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

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of March 31, 2013 and June 30, 2012 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total
March 31, 2013
Residential construction	$1,553	$—	$614	$2,167
Lot and land development	6,339	—	3,882	10,221
1-4 family	255,326	1,875	8,430	265,631
Commercial real estate	197,387	13,551	31,783	242,721
Multifamily	74,774	—	694	75,468
Commercial loans	51,552	1,910	9,425	62,887
Consumer loans	1,602	—	—	1,602

	$588,533	$17,336	$54,828	$660,697

	Pass	Special Mention(1)	Substandard(2)	Total
June 30, 2012
Residential construction	$3,306	$—	$648	$3,954
Lot and land development	11,511	1,131	5,789	18,431
1-4 family	359,041	1,634	22,492	383,167
Commercial real estate	268,931	15,372	42,694	326,997
Multifamily	18,220	1,176	714	20,110
Commercial loans	93,626	1,729	6,085	101,440
Consumer loans	1,940	—	3	1,943

	$756,575	$21,042	$78,425	$856,042

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age analysis of the Bank’s past due financing receivables as of March 31, 2013 and June 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2013
Residential construction	$—	$—	$—	$—	$2,167	$2,167	$—
Lot and land development	115	12	945	1,072	9,149	10,221	—
1-4 family	3,977	—	1,819	5,796	259,835	265,631	—
Commercial real estate	5,880	2,875	3,976	12,731	229,990	242,721	—
Multifamily	—	—	—	—	75,468	75,468	—
Commercial loans	1,874	25	354	2,253	60,634	62,887	—
Consumer loans	—	—	—	—	1,602	1,602	—

	$11,846	$2,912	$7,094	$21,852	$638,845	$660,697	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2012
Residential construction	$—	$—	$648	$648	$3,306	$3,954	$—
Lot and land development	121	218	2,183	2,522	15,909	18,431	—
1-4 family	918	1,991	3,205	6,114	377,053	383,167	—
Commercial real estate	5,016	1,517	3,916	10,449	316,548	326,997	—
Multifamily	—	—	—	—	20,110	20,110	—
Commercial loans	1,306	926	498	2,730	98,710	101,440	—
Consumer loans	2	—	1	3	1,940	1,943	—

	$7,363	$4,652	$10,451	$22,466	$833,576	$856,042	$—

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower. Modifications may include extending the maturity date, reducing the stated interest rate, rescheduling future cash flows or some combination thereof. The Bank accounts for such modifications as a troubled debt restructuring (“TDR”).

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

The table below presents the recorded investment in loans modified in TDRs as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Residential construction	$619	$—
Lot and land development	4,585	1,902
1-4 family	7,920	14,364
Commercial real estate	1,750	1,450
Commercial	568	411

	$15,442	$18,127

The allowance for loan losses associated with loans modified in TDRs as of March 31, 2013 and June 30, 2012 was $504,000 and $168,000, respectively. The recorded investment includes $5,137,000 and $3,102,000 of loans on accrual status as of March 31, 2013 and June 30, 2012, respectively. Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and nine-months ended March 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended March 31, 2013			Nine-Months Ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Residential construction	—	$—	$—	4	$648	$648
Lot and land development	2	514	514	9	3,742	3,742
1-4 family	3	361	361	8	1,669	1,656
Commercial real estate	1	278	278	3	374	374
Commercial	—	—	—	1	213	213

	6	$1,153	$1,153	25	$6,646	$6,633

	Three-Months Ended March 31, 2012			Nine-Months Ended March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Lot and land development	1	$430	$430	1	$430	$430
1-4 family	5	2,072	2,072	6	2,442	2,442
Commercial	4	4,478	4,478	6	5,078	5,078

	10	$6,980	$6,980	13	$7,950	$7,950

(1)	Post modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modification made and the post-modification outstanding recorded investment for TDRs during the three and nine-months ended March 31, 2013 and 2012 (in thousands):

	Amount of Loan Modifications
Type of Modification	Three-Months Ended March 31, 2013	Nine-Months Ended March 31, 2013
Maturity date extension	$249	$363
Reduction of the stated interest rate	—	60
Rescheduled future cash flows	278	983
Combination of maturity date extension and rescheduling of future cash flows	350	2,996
Combination of maturity date extension and reduction of the stated interest rate	—	26
Combination of maturity date extension, reduction of the stated interest rate, and rescheduling of future cash flows	84	2,013
Combination of reduction of the stated interest rate and rescheduling of future cash flows	192	192

	$1,153	$6,633

Type of Modification	Three-Months Ended March 31, 2012	Nine-Months Ended March 31, 2012
Maturity date extension	$—	$970
Reduction of the stated interest rate	2,072	2,072
Combination of maturity date extension and rescheduling of future cash flows	4,478	4,478
Combination of maturity date extension and reduction of the stated interest rate	430	430

	$6,980	$7,950

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three and nine-months ended March 31, 2013 and 2012 are summarized in the following table (dollars in thousands):

	Three-Months Ended March 31, 2013		Nine-Months Ended March 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$658	2	$658

	Three-Months Ended March 31, 2012		Nine-Months Ended March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$281	2	$281
Commercial	1	217	1	217

	3	$498	3	$498

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 29, 2013 and June 29, 2012 consisted of the following (in thousands):

	March 29, 2013	June 29, 2012
Securities owned
Corporate equity securities	$2,224	$1,312
Municipal obligations	109,586	117,868
U.S. government and government agency obligations	60,890	41,329
Corporate obligations	133,886	59,092
Other	26,666	11,550

	$333,252	$231,151

Securities sold, not yet purchased
U.S. government and government agency obligations	$56,908	$30,462
Corporate obligations	61,911	39,348
Other	413	345

	$119,232	$70,155

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in “Fair Value of Financial Instruments.”

Some of these securities were pledged to secure short-term borrowings and securities lending activities (see “Short-Term Borrowings”) and as security deposits at clearing organizations for SWS’s clearing business. At March 29, 2013 and June 29, 2012, securities pledged as security deposits at clearing organizations were $2,999,000 and $1,850,000, respectively.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Government National Mortgage Association (“GNMA”) securities	$19,498	$25,904

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000. The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method. These securities are classified as held to maturity and are accounted for at amortized cost. The weighted average yield on this investment is expected to be 2.4% and the weighted average maturity is expected to be 2.4 years.

The Bank recorded $28,000 and $89,000 in amortization of the premiums during the three and nine-months ended March 31, 2013, respectively, and received $2,344,000 and $6,832,000 of principal and interest payments, respectively, recording $156,000 and $515,000, respectively, in interest. During the three and nine-months ended March 31, 2012, the Bank recorded $57,000 and $155,000, respectively, in amortization of the premium and received $2,283,000 and $6,311,000 of principal and interest payments, respectively, recording $220,000 and $698,000, respectively, in interest.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at March 31, 2013, by contractual maturity date, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding Gain
Due after ten years	$19,498	$20,150	$652

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At March 29, 2013, SWS held reverse repurchase agreements totaling $44,558,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $44,415,000. At June 29, 2012, SWS held reverse repurchase agreements totaling $25,186,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $25,036,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Interest on these amounts is accrued and is included in the Consolidated Statements of Financial Condition in other liabilities. Securities sold under repurchase agreements at March 29, 2013 and June 29, 2012 were $44,801,000 and $27,465,000, respectively.

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

At June 29, 2012, SWS Group also owned shares of common stock of U.S. Home Systems, Inc. (“USHS”). On October 26, 2012, a special meeting of the stockholders of USHS was held requesting an affirmative vote of the stockholders to adopt a proposed acquisition agreement, among other proposals. USHS announced on October 29, 2012 that the acquisition agreement between USHS and The Home Depot, Inc. was approved and that, as a result, all outstanding shares of its common stock, including the shares of USHS common stock held by SWS, would be purchased for a price of $12.50 per share. SWS Group’s shares of USHS common stock were purchased in November 2012 and as a result, the Company recognized a realized gain of $3,550,000 in net gains on principal transactions and a $2,308,000 ($3,550,000, net of tax) reclassification adjustment from accumulated other comprehensive income.

The following table summarizes the cost of equity securities, amortized cost of debt securities and market value of these investments at March 29, 2013 and June 29, 2012 and for the Bank at March 31, 2013 and June 30, 2012 (dollars in thousands):

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Market Value
March 2013
Westwood common stock	3,405	$7	$175	$—	$(31)	$151
U.S. government and government agency obligations	N/A	383,051	2,555	(568)	—	385,038
Municipal obligations	N/A	15,786	59	(32)	—	15,813

Securities available for sale		$398,844	$2,789	$(600)	$(31)	$401,002

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 2012
USHS common stock	357,154	$914	$2,711	$—	$3,625
Westwood common stock	4,216	7	150	—	157
U.S. government and government agency obligations	N/A	299,762	1,525	(216)	301,071
Municipal obligations	N/A	2,963	—	(27)	2,936

Securities available for sale		$303,646	$4,386	$(243)	$307,789

In fiscal 2013 and 2012, the Bank purchased U.S. government, government agency and municipal obligations at a cost of $161,736,000 and $384,730,000, including a net premium of $3,743,000 and $8,387,000, respectively. The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.18 years at March 31, 2013 and 4.04 years at June 30, 2012) using the interest method. The Bank sold $24,557,000 in securities during the second quarter of fiscal 2013, recognizing a gain of $95,000 in other revenue and a $62,000 ($95,000, net of tax) reclassification adjustment from accumulated other comprehensive income.

The Bank recorded $439,000 and $1,347,000 in amortization of the premiums during the three and nine-months ended March 31, 2013, respectively, and received $11,423,000 and $32,579,000 of principal and interest payments, respectively, recording $1,754,000 and $5,347,000, respectively, in interest. During the three and nine-months ended March 31, 2012, the Bank recorded $262,000 and $482,000, respectively, in amortization of premium and the Bank received $6,049,000 and $9,782,000, respectively, in principal and interest payments, recording $651,000 and $1,263,000, respectively, in interest income.

During the third quarter of fiscal 2013, municipal obligations of $495,000 matured and during the first quarter of fiscal 2013, the issuer redeemed $12,000,000 of U.S. government agency securities, purchased at a discount in fiscal 2012, at par, resulting in a gain of $7,000.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in four investment partnerships that it accounts for under the equity method, which approximates fair value. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $1,202,000 at March 29, 2013 and $1,494,000 at June 29, 2012. SWS recorded net gains on this investment for the three and nine-months ended March 29, 2013 of $16,000 and $48,000, respectively. In comparison, during the three and nine-months ended March 30, 2012, SWS recorded net gains of $130,000 and $137,000, respectively. In fiscal 2013, SWS received cash distributions of $340,000 from this investment. The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

Two investments are limited partnership equity funds for which the Bank has commitments of $3,000,000 and $2,000,000, respectively and are considered cost effective ways of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of March 31, 2013 and June 30, 2012, the Bank’s recorded investments in these partnerships were $3,468,000 and $5,300,000, respectively. During the three and nine-months ended March 31, 2013, the Bank recorded a loss of $418,000 and a gain of $568,000, respectively, related to these investments. In comparison, during the three and nine-months ended March 31, 2012, the Bank recorded net gains of $907,000 and $1,103,000, respectively. During the nine months ended March 31, 2013 and 2012, the Bank received cash distributions of $2,400,000 and $517,000, respectively, from these investments.

On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000. The loan was amended on November 16, 2009 to increase the note amount to $5,000,000. The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013. At December 31, 2012, the loan was paid off. On December 31, 2012, the Bank executed a new loan agreement with one of the partnerships for $5,000,000 with a maturity date of December 31, 2015. At March 31, 2013, the outstanding balance was $2,085,000. The loan bears interest at a rate of 4.25% per annum and interest is due monthly. The Bank earned approximately $30,000 and $141,000 in interest income for the three and nine-months ended March 31, 2013, respectively, and $54,000 and $173,000 in interest income for the three and nine-months ended March 31, 2012, respectively, on the loan.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund and to date has invested $180,000 in this fund.

Variable Interest Entities.

The Company’s variable interest entity (“VIE”) policies are discussed in “Note 11. Investments and Variable Interest Entities” in the Notes to the Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of March 31, 2013 and June 30, 2012 (dollars in thousands):

	March 31, 2013			June 30, 2012
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Loans to commercial borrowers	13	$7,422	$5,745	5	$2,766	$1,339

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in “Loans and Allowance for Probable Loan Losses” for information related to the loans modified in TDRs.

REO AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition. For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount. In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date. The amount of subsequent write-downs required to reflect current fair value was $549,000 and $1,475,000 for the three and nine-months ended March 31, 2013, respectively, and $331,000 and $1,106,000 for the three and nine-months ended March 31, 2012, respectively.

SERVICING ASSETS

During the three-months ended March 31, 2013, the Bank sold $10,370,000 of SBA loans resulting in a servicing asset of $460,000. The Bank accounts for its servicing rights in accordance with ASC 860-50 “Servicing Assets and Liabilities.” The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets. Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment. The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value. Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates. See additional discussion in “Fair Value of Financial Instruments.” Servicing rights are amortized in proportion to, and over the period of the related net servicing income.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $375,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.09% at March 29, 2013 and June 29, 2012). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading letter of credit, referenced below. At March 29, 2013, the amount outstanding under these secured arrangements was $151,000,000, which was collateralized by securities held for firm accounts valued at $192,436,000. At June 29, 2012, the amount outstanding under these secured arrangements was $22,500,000, which was collateralized by securities held for firm accounts valued at $80,125,000.

At March 29, 2013 and June 29, 2012, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At March 29, 2013 and June 29, 2012, there were no amounts outstanding on this line. At March 29, 2013 and June 29, 2012, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement requires Southwest Securities to maintain a tangible net worth of at least $150,000,000. The agreement was renewed on January 24, 2013 and has the same terms as the initial agreement. As of March 29, 2013 and June 29, 2012, there was $35,000,000 and $45,000,000 outstanding under the committed revolving credit facility, respectively. The secured borrowing was collateralized by securities with a value of $49,946,000 and $71,277,000 at March 29, 2013 and June 29, 2012, respectively.

Letters of credit

As of March 29, 2013 and June 29, 2012, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. At March 29, 2013 and June 29, 2012, the maximum amount available under this letter of credit agreement was $75,000,000. At March 29, 2013 and June 29, 2012, the Company had outstanding, undrawn letters of credit of $50,000,000 and $63,000,000, respectively, bearing interest at a rate of 0.5% per annum. The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $68,968,000 and $86,107,000 at March 29, 2013 and June 29, 2012, respectively.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At March 29, 2013, approximately $329,574,000 of client securities under customer margin loans were available to be pledged, of which SWS had pledged $20,919,000 under securities loan agreements. At June 29, 2012, approximately $335,453,000 of client securities under customer margin loans were available to be pledged, of which SWS had pledged $38,870,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points. At March 31, 2013 and June 30, 2012, the total amount available under this line was $35,104,000 and $61,956,000, respectively. There was no amount outstanding at March 31, 2013 and June 30, 2012.

DEPOSITS

The Bank’s deposits at March 31, 2013 and June 30, 2012 consisted of the following (dollars in thousands):

	March 31, 2013		June 30, 2012
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$56,576	5.4%	$55,403	5.2%
Interest bearing demand accounts	8,525	0.8	8,862	0.8
Savings accounts	931,919	89.1	934,636	88.0
Limited access money market accounts	17,235	1.6	26,232	2.5
Certificates of deposit, less than $100,000	18,619	1.8	21,680	2.0
Certificates of deposit, $100,000 and greater	13,246	1.3	15,420	1.5

	$1,046,120	100.0%	$1,062,233	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.05% at March 31, 2013 and 0.07% at June 30, 2012.

At March 31, 2013, the scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$13,109	$3,857	$1,321	$107	$225	$18,619
Certificates of deposit, $100,000 and greater	8,251	3,820	863	211	101	13,246

	$21,360	$7,677	$2,184	$318	$326	$31,865

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At March 31, 2013 and June 30, 2012, advances from the FHLB were due as follows (in thousands):

	March 31, 2013	June 30, 2012
Maturity:
Due in one year	$13,493	$9,267
Due in two years	10,532	26,491
Due in five years	9,018	6,721
Due in seven years	4,418	4,850
Due in ten years	8,209	8,304
Due in twenty years	10,942	13,008

	56,612	68,641
Restructuring prepayment penalty	(144)	—

	$56,468	$68,641

The advances from the FHLB had interest rates ranging from less than 1% to 7% and were collateralized by approximately $169,926,000 in qualifying loans at March 31, 2013 (calculated at December 31, 2012). At June 30, 2012 (calculated at March 31, 2012), the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $382,000,000 in qualifying loans. The weighted average interest rate was 4.2% at March 31, 2013 and 4.4% at June 30, 2012, respectively.

During fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances. Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances. Amortization expense for the three and nine-months ended March 31, 2013 was $11,000 and $22,000, respectively.

At March 31, 2013, the Bank had net borrowing capacity with the FHLB of $113,314,000.

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

On July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the Credit Agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These Warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the Warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the Company’s common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the Warrants represent approximately 17% of the Company’s common stock as of March 29, 2013 (assuming that each of Hilltop and Oak Hill exercises its Warrant in full).

The Warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of Warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the Warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the Warrants. No shares of Series A Preferred Stock were issued or outstanding at March 29, 2013 and June 29, 2012, respectively. For additional information concerning the Series A Preferred Stock, see the discussion in “Preferred Stock.”

The Warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. The initial valuation of the Warrants used a binomial valuation model and a closing stock price of $5.45 per share at July 29, 2011 indicated a fair value of $24,136,000. At March 29,

2013 and June 29, 2012, the Warrants were valued at $28,074,000 and $27,810,000, respectively. The change in fair value for the three and nine-months ended March 29, 2013 of $3,840,000 and $264,000, respectively, was reflected as an unrealized loss on Warrants valuation on the Consolidated Statements of Comprehensive Income (Loss). For the three-months ended March 30, 2012, the change in fair value of $12,502,000 was recorded as unrealized gain on Warrants valuation on the Consolidated Statements of Comprehensive Income (Loss) and for the nine-months ended March 30, 2012, the change in fair value of $6,931,000 was recorded as unrealized loss on Warrants valuation on the Consolidated Statements of Comprehensive Income (Loss). The Warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. For the three and nine-months ended March 29, 2013, the Company recorded $1,024,000 and $2,963,000, respectively, in accretion expense on the discount. In comparison, for the three and nine-months ended March 30, 2012, the Company recorded $884,000 and $2,295,000, respectively, in accretion expense on the discount. The resulting long-term debt balance at March 29, 2013 and June 29, 2012 was $82,039,000 and $79,076,000, respectively. For the three and nine-months ended March 29, 2013, interest expense on the loan to Hilltop and Oak Hill was $2,000,000 and $6,000,000, respectively while interest expense on the loan to Hilltop and Oak Hill for the three and nine-months ended March 30, 2012 was $2,000,000 and $5,356,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and Warrants totaled $2,459,000 and are being amortized using the straight-line method, which approximates the effective interest method, over the term of the loan. For the three and nine-months ended March 29, 2013, interest expense charged to operations was $123,000 and $369,000, respectively, while interest expense charged to operations for the three and nine-months ended March 30, 2012 was $123,000 and $328,000, respectively.

The Company recorded total interest expense for this obligation for the three and nine-months ended March 29, 2013, on the Consolidated Statements of Comprehensive Income (Loss) of $3,147,000 and $9,332,000, respectively, while total interest expense for this obligation for the three and nine-months ended March 30, 2012 was $3,007,000 and $7,979,000, respectively.

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

There were no events of default in the first three quarters of fiscal 2013.

INCOME TAXES

Income tax expense (benefit) for the three and nine-months ended March 29, 2013 and March 30, 2012 (included an effective rate of 40.2% and 35.2% in the three-month periods ended March 29, 2013 and March 30, 2012, respectively, and 66.7% and 32.7% in the nine-months ended March 29, 2013 and March 30, 2012, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2013 and 2012) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
Income tax expense (benefit) at the statutory rate	$(3,344)	$4,462	$(1,042)	$(2,302)
Tax exempt interest	(220)	(196)	(724)	(629)
Tax exempt income from company-owned life insurance (COLI)	(277)	(392)	(384)	(94)
State income taxes, net of federal tax benefit	(66)	286	(415)	113
Non-deductible meals and entertainment	77	77	156	149
Non-deductible compensation	247	298	763	925
Valuation allowance	(256)	(56)	(256)	(240)
Other, net	1	7	(83)	(74)

	$(3,838)	$4,486	$(1,985)	$(2,152)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of March 29, 2013 and June 29, 2012 are presented below (in thousands):

	March 29,	June 29,
	2013	2012
Deferred tax assets:
Employee compensation plans	$10,715	$12,704
Allowance for probable loan losses	5,251	7,131
Bad debt reserve	2,312	2,078
Deferred rent	1,569	1,608
Deferred income on loans	733	582
REO	568	—
Investment in unconsolidated ventures	683	915
Long-term debt	1,301	1,262
State taxes	1,095	1,152
Other	1,870	645

Gross deferred tax assets	26,097	28,077
Valuation allowance	(616)	(872)

Net deferred tax asset	$25,481	$27,205
Deferred tax liabilities:
Securities available for sale	$(705)	$(1,462)
Extraordinary gain related to the M.L. Stern & Co., LLC acquisition	(239)	(239)
Fixed assets, net	(443)	(668)
REO	—	(387)
Investment in unconsolidated ventures	(843)	(742)
Other	(49)	(56)

Total gross deferred tax liabilities	(2,279)	(3,554)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$23,202	$23,651

At March 29, 2013, the Company’s deferred tax assets included $683,000 and $5,251,000 related to capital losses from investments in various partnership assets and the allowance for probable loan losses at the Bank, respectively. At June 29, 2012, the balances for these deferred tax assets were

$915,000 and $7,131,000, respectively. To use the deferred tax asset related to the capital losses from investments, the Company must generate sufficient capital gain income within the carry-back and carry-forward period available under the tax law. As of March 29, 2013, the Company did not believe it was more likely than not that it would generate sufficient capital gain income to offset all of its capital losses. Accordingly, the Company has a $616,000 valuation allowance to reflect the amount of the deferred tax assets that it believes is more likely than not to not be recognized. This valuation allowance decreased $256,000 from June 29, 2012 as a result of receiving additional valuation information on investments. For the deferred tax asset related to the allowance for probable loan losses at the Bank, management believes it is more likely than not that the Company will realize this deferred tax asset due to the Company’s earnings history and management’s belief that the loss that created the deferred asset was an aberration rather than a continuing condition. In addition, management considered its expectation that the Company’s other subsidiaries will be profitable and generate future taxable income at the consolidated level. The amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.

At March 29, 2013, the Company had approximately $605,000 of unrecognized tax benefits. The Company’s net liability for unrecognized tax benefits decreased $520,000 from June 29, 2012 to March 29, 2013 primarily due to decreases related to the expiration of the statute of limitations related to tax positions taken on previously filed returns. While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $87,000, net of federal benefit, as of March 29, 2013 and $280,000, net of federal benefit, as of June 29, 2012. For the three and nine-months ended March 29, 2013, the Company recognized approximately $2,000 and $(193,000), net of federal benefit, respectively, in interest and penalties in income tax expense, while the Company recognized approximately $60,000 and $(29,000), net of federal benefit, respectively, in interest and penalties in income tax expense for the three and nine-months ended March 30, 2012. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $518,000 as of March 29, 2013 and $845,000 as of June 29, 2012.

With limited exceptions, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2009. The Company has concluded one of its state and local exams with no material exceptions. One of the state and local exams is expected to conclude with no material adjustments during the fourth quarter. The examination of the Company’s federal tax returns for 2008 through 2010 is expected to conclude in the fourth quarter with no material adjustments.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.

At March 29, 2013 and June 29, 2012, the net capital position of Southwest Securities was as follows (in thousands):

	March 29, 2013	June 29, 2012
Net capital	$145,121	$150,328
Less: required net capital	6,405	6,693

Excess net capital	$138,716	$143,635

Net capital as a percent of aggregate debit items	45.3%	44.9%

Net capital in excess of 5% aggregate debit items	$129,109	$133,595

At March 29, 2013 and June 29, 2012, the net capital position of SWS Financial was as follows (in thousands):

	March 29, 2013	June 29, 2012
Net capital	$994	$651
Less: required net capital	250	250

Excess net capital	$744	$401

For more information, see the discussion in “Note 18. Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Federal statutes and the OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. At March 31, 2013, the Bank was deemed to be well capitalized.

Until terminated on January 14, 2013, the Bank was restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”), originally issued by the Office of Thrift Supervision and then administered by the OCC. In connection with the termination of the Order on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things: (i) adhere to the Bank’s written business and capital plan as amended from time to time and (ii) maintain a Tier I (core) capital ratio at least equal to nine percent (9%) and a total risk-based capital ratio of at least twelve percent (12%).

The Bank’s capital amounts and ratios at March 31, 2013 and June 30, 2012 were as follows (dollars in thousands):

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total risk-based capital	$176,230	23.2%	$60,677	8.0%	$75,847	10.0%
Tier I risk-based capital	166,635	22.0	30,339	4.0	45,508	6.0
Tier I (core) capital	166,635	13.1	50,974	4.0	63,718	5.0

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective		Order’s Capital
	Actual		Purposes		Action Provisions		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total risk-based capital	$175,829	19.2%	$73,334	8.0%	$91,667	10.0%	$110,001	12.0%
Tier I risk-based capital	164,235	17.9	36,677	4.0	55,000	6.0	73,334	8.0
Tier I (core) capital	164,235	12.6	52,090	4.0	65,112	5.0	104,180	8.0

EMPLOYEE BENEFITS

Restricted Stock Plan. During the first nine-months of fiscal 2013, the Board of Directors approved grants to various officers and employees totaling 65,079 shares with a weighted average market value of $4.84 per share. During the first nine-months of fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 348,810 shares with a weighted average market value of $7.02 per share. As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $2,765,000. For the three and nine-months ended March 29, 2013, SWS recognized compensation expense related to restricted stock grants of approximately $275,000 and $883,000, respectively. For the three and nine-months ended March 30, 2012, SWS recognized compensation expense related to restricted stock grants of approximately $336,000 and $791,000, respectively.

On November 15, 2012, the stockholders of SWS Group, Inc. approved the adoption of the SWS Group, Inc. 2012 Restricted Stock Plan (“2012 Restricted Stock Plan”). The 2012 Restricted Stock Plan allows for awards of stock to SWS’s directors, officers and employees and authorizes up to 2,630,000 shares of SWS’s common stock to be delivered pursuant to awards granted under the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan terminates on November 15, 2022. The vesting period for awards is determined on an individual basis by the Compensation Committee of the Board of Directors.

At March 29, 2013, 370,932 shares were issued and outstanding under the SWS Group, Inc. 2003 Restricted Stock Plan (“2003 Restricted Stock Plan”) and the 2012 Restricted Stock Plan and 2,589,603 shares were available for future issuance.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors. Prior to February 28, 2013, SWS was authorized to repurchase 500,000 shares of common stock from time to time in the open market. During the three and nine-months ended March 29, 2013 and March 30, 2012, SWS Group did not repurchase any shares of common stock under this plan. As of March 29, 2013, the Company was not authorized to repurchase shares of common stock under a repurchase agreement and did not intend to repurchase any shares of common stock. Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

The trustee under the deferred compensation plan periodically purchases shares of common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but it participates in dividends declared by SWS. During the nine-months ended March 29, 2013, the plan purchased 20,675 shares of common stock at a cost of approximately $121,000, or $5.86 per share. During the nine-months ended March 30, 2012, the plan purchased 32,451 shares at a cost of approximately $178,000, or $5.49 per share. The plan distributed 24,867 shares to participants in the nine-months ended March 29, 2013. The plan distributed 14,787 shares to participants in the nine-months ended March 30, 2012.

Upon vesting of the shares granted under the 2003 Restricted Stock Plan and the 2012 Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. During the nine-months ended March 29, 2013, the Company repurchased 4,647 shares of common stock with a market value of approximately $27,000, at an average price of $5.78 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards. During the nine-months ended March 30, 2012, the Company repurchased 8,463 shares of common stock with a market value of approximately $36,000, at an average of $4.29 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.

PREFERRED STOCK

On March 17, 2011, in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share. The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at March 29 31, 2013 and June 29, 2012. If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding. The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. For additional information concerning the Series A Preferred Stock, see the discussion in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three and nine-months ended March 29, 2013 and March 30, 2012 and, for the Bank, for the three and nine-months ended March 31, 2013 and 2012, the components of interest income and expense were as follows (in thousands):

	For the Three-Months Ended		For the Nine-Months Ended
	March 2013	March 2012	March 2013	March 2012
Interest income:
Customer margin accounts	$1,997	$2,139	$6,276	$6,474
Assets segregated for regulatory purposes	30	46	90	160
Stock borrowed	8,756	13,698	25,502	41,114
Loans	8,519	11,701	29,633	38,590
Bank Investments	1,688	665	4,921	1,843
Other	1,810	1,750	6,274	6,546

	$22,800	$29,999	$72,696	$94,727

	For the Three-Months Ended		For the Nine-Months Ended
	March 2013	March 2012	March 2013	March 2012
Interest expense:
Customer funds on deposit	$60	$90	$173	$277
Stock loaned	6,571	10,825	18,854	32,446
Deposits	102	182	372	657
Federal Home Loan Bank	627	974	2,060	3,076
Long-term debt	3,147	3,007	9,332	7,979
Other	794	719	2,537	2,285

	11,301	15,797	33,328	46,720

Total net interest revenue	$11,499	$14,202	$39,368	$48,007

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computation for the three and nine-months ended March 29, 2013 and March 30, 2012 (in thousands, except per share and share amounts):

	Three-Months Ended		Nine-Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income (loss)	$(5,718)	$8,262	$(993)	$(4,426)
Interest expense on long-term debt	—	1,954	—	—
Unrealized gain on warrant valuation	—	(8,126)	—	—

Adjusted net income (loss)	$(5,718)	$2,090	$(993)	$(4,426)

Weighted average shares outstanding – basic	32,896,805	32,716,251	32,857,860	32,589,539
Effect of dilutive securities	—	17,391,304	—	—

Weighted average shares outstanding – diluted	32,896,805	50,107,555	32,857,860	32,589,539

Income (loss) per share – basic
Net income (loss)	$(0.17)	$0.25	$(0.03)	$(0.14)

Income (loss) per share – diluted
Net income (loss)	$(0.17)	$0.04	$(0.03)	$(0.14)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As a result of the net loss for the three and nine-months ended March 29, 2013 and the nine-months ended March 30, 2012, warrants to acquire 17,391,304 shares of common stock were not included in the calculation of diluted weighted average shares outstanding and diluted EPS.

At March 30, 2012, options to acquire 111,000 shares of common stock were outstanding under SWS’s stock option plan. During the three and nine-months ended March 30, 2012, options to acquire 29,265 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS. As a result of the expiration of all options to acquire shares of common stock on August 22, 2012, there was no effect on the calculation of diluted weighted average shares outstanding or diluted EPS in the three or nine-months ended March 29, 2013.

The Company did not declare a dividend in the first three quarters of fiscal 2013 or 2012.

The Board of Directors determines whether the Company will pay a cash dividend on a quarterly basis. The payment and rate of dividends on the Company’s common stock is subject to several factors including limitations imposed by the terms of the Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, the Company’s financial requirements, and the availability of funds from the Company’s subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies. Specifically, the Credit Agreement with Hilltop and Oak Hill only allows the Company to pay a quarterly cash dividend of $0.01 per share and for as long as the Company is not in default of any terms of the Credit Agreement. The Company currently intends to retain earnings to fund growth and does not plan to pay dividends on its common stock in the near future.

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

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how the Company manages its resources and assesses its performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Fiscal 2012 Form 10-K;

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

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 29, 2013 and March 30, 2012:

UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended March 29, 2013
Operating revenue	$3,060	$26,982	$23,329	$1,062	$822	$55,255
Net intersegment revenues	(182)	176	(74)	846	(766)	—
Net interest revenue	1,451	815	2,836	9,478	(3,081)	11,499
Net revenues	4,511	27,797	26,165	10,540	(2,259)	66,754
Non-interest expenses	5,128	27,489	21,334	9,354	9,165	72,470
Other gains (losses)	—	—	—	—	(3,840)	(3,840)
Depreciation and amortization	16	220	104	442	580	1,362
Income (loss) before taxes	(617)	308	4,831	1,186	(15,264)	(9,556)
Three-months ended March 30, 2012
Operating revenue	$3,297	$25,108	$30,158	$1,430	$1,565	$61,558
Net intersegment revenues	(200)	80	5	905	(790)	—
Net interest revenue	1,474	836	3,658	11,210	(2,976)	14,202
Net revenues	4,771	25,944	33,816	12,640	(1,411)	75,760
Non-interest expenses	5,308	26,983	23,808	10,028	9,387	75,514
Other gains (losses)	—	—	—	—	12,502	12,502
Depreciation and amortization	16	233	97	455	611	1,412
Income (loss) before taxes	(537)	(1,039)	10,008	2,612	1,704	12,748

UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Nine-months ended March 29, 2013
Operating revenue	$9,556	$79,463	$82,409	$1,822	$3,590	$176,840
Net intersegment revenues	(535)	524	(133)	2,607	(2,463)	—
Net interest revenue	4,634	2,524	9,209	32,122	(9,121)	39,368
Net revenues	14,190	81,987	91,618	33,944	(5,531)	216,208
Non-interest expenses	14,727	80,832	67,523	28,505	27,335	218,922
Other gains (losses)	—	—	—	—	(264)	(264)
Depreciation and amortization	50	658	313	1,308	1,774	4,103
Income (loss) before taxes	(537)	1,155	24,095	5,439	(33,130)	(2,978)
Assets(1)	264,528	219,729	2,078,603	1,275,842	63,878	3,902,580
Nine-months ended March 30, 2012
Operating revenue	$9,577	$77,374	$84,177	$1,679	$116	$172,923
Net intersegment revenues	(590)	495	60	2,751	(2,716)	—
Net interest revenue	4,474	2,952	11,788	36,700	(7,907)	48,007
Net revenues	14,051	80,326	95,965	38,379	(7,791)	220,930
Non-interest expenses	15,478	80,305	67,368	32,508	24,918	220,577
Other gains (losses)	—	—	—	—	(6,931)	(6,931)
Depreciation and amortization	57	694	318	1,453	1,833	4,355
Income (loss) before taxes	(1,427)	21	28,597	5,871	(39,640)	(6,578)
Assets(1)	291,229	211,922	1,502,269	1,338,000	72,438	3,415,858

(1)	Assets are reconciled to total assets as presented in the March 29, 2013 and March 30, 2012 Consolidated Statements of Financial Condition as follows (in thousands):

	March 29, 2013	March 30, 2012
Amount as presented above	$3,902,580	$3,415,858
Reconciling items:
Unallocated assets:
Cash	17,262	9,488
Receivables from brokers, dealers and clearing organizations	32,536	38,248
Receivable from clients, net of allowances	27,536	30,162
Other assets	16,661	37,789
Unallocated eliminations	(90)	(24,495)

Total assets	$3,996,485	$3,507,050

COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitment and Contingencies

Litigation. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege, among other things, violations of various federal and state securities laws. The Bank is also involved in certain legal claims and actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC. SWS Group purchased M.L. Stern & Co., LLC in 2008. The offering took place in November 2005, and the lawsuit was filed in November 2009.

These lawsuits are in the discovery stage and the ultimate amount of liability associated with them cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. At March 29, 2013 and June 29, 2012, the Company had recorded a liability of approximately $1,000,000 related to this matter.

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

Venture Capital Funds. The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds. These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement. As of March 31, 2013, the Bank had no monies invested in these funds. Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. As of March 31, 2013, $180,000 in contributions have been made by the Bank to this fund. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank to a 3% ownership interest in any private equity fund. The rule will become effective on or about July 21, 2014. Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed. The Bank’s ownership percentages in one of the limited partnership equity funds and the private investment fund are greater than 3% and would qualify as illiquid funds. In addition, these investments may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. At March 29, 2013, the Company had $5,125,000 in total potential liabilities due under outstanding underwriting arrangements.

Sub-Participation. In the fourth quarter of fiscal 2012, the Bank signed a sub-participation agreement with a non-affiliate bank to sub-participate in its mortgage purchase program. At March 31, 2013, the Company has a maximum total commitment of $30,000,000 under the sub-participation agreement.

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

As of March 31, 2013, the Bank had issued stand-by letters of credit in the amount of $244,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for reborrowing under a revolving line of credit. As of March 31, 2013, the Bank had commitments of $20,682,000 relating to revolving lines of credit and unfunded commitments. In addition, as of March 31, 2013, the Bank had approved unfunded new loans in the amount of $33,248,000.

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

The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank did not incur any significant losses on its commitments in the first nine months of fiscal 2013. In addition, management does not believe that the Bank will incur material losses as a result of the commitments existing at March 31, 2013.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. These funds are considered core deposits and are the primary funding source for the Bank. The Bank’s total core deposits were $1,046,343,000 and $1,062,491,000 at March 31, 2013 and June 30, 2012, respectively. At March 31, 2012 and June 30, 2012, clients of Southwest Securities had invested $927,353,000 and $930,741,000, respectively, in Bank Insured Deposits.

At June 30, 2010, two directors together with certain members of their families owned approximately 64% of a holding company that owned a local bank. The Bank sold this local bank’s loan participations with outstanding balances of $1,404,000, which were collateralized by foreclosed property at June 30, 2012. During the third quarter of fiscal 2013, the property collateralizing the foreclosed loan was sold for $4,339,000 resulting in a gain on sale of $43,000. The local bank received $952,000 in proceeds from the sale.

Pursuant to participation agreements with the local bank, the Bank paid no interest and fees to the local bank for the three and nine-months ended March 31, 2013 and $15,000 and $98,000 for the three and nine-months ended March 31, 2012, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in “Note 1 (y). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities owned, at fair value”, “Securities available for sale,” “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at March 29, 2013 and June 29, 2012 and for the Bank at March 31, 2013 and June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
March 2013
ASSETS
Securities owned, at fair value
Corporate equity securities	$1,574	$—	$650	$2,224
Municipal obligations	—	109,586	—	109,586
U.S. government and government agency obligations	3,502	57,388	—	60,890
Corporate obligations	—	133,886	—	133,886
Other	692	25,974	—	26,666

	$5,768	$326,834	$650	$333,252

Securities available for sale
Westwood common stock	$151	$—	$—	$151
U.S. government and government agency obligations	—	385,038	—	385,038
Municipal obligations	—	15,813	—	15,813

	$151	$400,851	$—	$401,002

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$56,407	$501	$—	$56,908
Corporate obligations	—	61,911	—	61,911
Other	—	413	—	413

	$56,407	$62,825	$—	$119,232

Warrants
Warrants	$—	$—	$28,074	$28,074

	$—	$—	$28,074	$28,074

Net assets (liabilities)	$(50,488)	$664,860	$(27,424)	$586,948

(in thousands)	Level 1	Level 2	Level 3	Total
June 2012
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$10,114	$—	$—	$10,114

	$10,114	$—	$—	$10,114

Securities owned, at fair value
Corporate equity securities	$637	$—	$675	$1,312
Municipal obligations	—	96,862	21,006	117,868
U.S. government and government agency obligations	6,577	34,752	—	41,329
Corporate obligations	—	59,092	—	59,092
Other	691	10,859	—	11,550

	$7,905	$201,565	$21,681	$231,151

Securities available for sale
USHS common stock	$3,625	$—	$—	$3,625
Westwood common stock	157	—	—	157
U.S. government and government agency obligations	—	301,071	—	301,071
Municipal obligations	—	2,936	—	2,936

	$3,782	$304,007	$—	$307,789

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$16,825	$13,637	$—	$30,462
Corporate obligations	—	39,348	—	39,348
Other	—	345	—	345

	$16,825	$53,330	$—	$70,155

Warrants
Warrants	$—	$—	$27,810	$27,810

	$—	$—	$27,810	$27,810

Net assets (liabilities)	$4,976	$452,242	$(6,129)	$451,089

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Ending balance at June 29, 2012	$675	$21,006	$(27,810)	$(6,129)
Realized loss from write-down in fair value of auction rate securities	—	(702)	—	(702)
Increase in Warrants valuation (unrealized loss)	—	—	(8,185)	(8,185)

Ending balance at September 28, 2012	$675	$20,304	$(35,995)	$(15,016)

Decrease in Warrants valuation (unrealized gain)	—	—	11,761	11,761

Ending balance at December 31, 2012	$675	$20,304	$(24,234)	$(3,255)

Increase in Warrants valuation (unrealized loss)	—	—	(3,840)	(3,840)
Redemption/sale of security	(25)	(20,304)	—	(20,329)

Ending balance at March 29, 2013	$650	$—	$(28,074)	$(27,424)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels. During the three and nine-months ended March 29, 2013, there were no transfers between levels.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive Income (Loss). Changes in unrealized gain (loss) for the Warrants are presented in unrealized gain (loss) on Warrants valuation on the Consolidated Statements of Comprehensive Income (Loss). The total unrealized loss included in earnings related to assets and liabilities still held for the three and nine-months ended March 29, 2013 was $3,840,000 and $264,000, respectively. The total unrealized gain included in earnings related to assets and liabilities still held for the three-month period ended March 30, 2012 was $12,502,000 and the total unrealized loss included in earnings related to assets and liabilities still held for the nine-month period ended March 30, 2012 was $6,931,000, respectively.

In the third quarter of fiscal 2013, the Company sold the one municipal auction rate bond and redeemed one auction rate preferred security valued at the time of sale at $20,304,000 and $25,000, respectively, recognizing no gain or loss on the transactions.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of March 29, 2013 (dollars in thousands):

Asset/ Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Securities owned, at fair value
Corporate equity securities – auction rate preferred	$650	Analysis of comparable securities	N/A	N/ A
Warrants
Stock purchase warrants	28,074	Binomial Model	Derived Volatility	47% - 55% (47%)

At March 29, 2013, the Company held 26 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $650,000. Since June 2010, the Company has held up to $1,800,000 in Level 3 auction rate preferred securities, of which $1,225,000 million have been redeemed at par. The remaining $650,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par. While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted. To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

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

The following tables summarize by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at March 31, 2013 and June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
March 2013
Impaired loans (1)	$—	$—	$26,200	$26,200
REO	—	—	23,694	23,694

	$—	$—	$49,894	$49,894

June 2012
Impaired loans (1)	$—	$—	$32,553	$32,553
REO	—	—	32,257	32,257

	$—	$—	$64,810	$64,810

(1)	Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the nine-months ended March 31, 2013 and the year-ended June 30, 2012, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $2,644,000 and $6,415,000, respectively. For the nine-months ended March 31, 2013 and the year-ended June 30, 2012, adjustments to the fair value of REO resulted in a charge to earnings as a write-down of REOs of $1,326,000 and $546,000, respectively.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of Accounting Standards Codification (“ASC”) 820-“Fair Value Measurements and Disclosures” are discussed in “Note 1 (y). Fair Value of Financial Instruments – Other Fair Value Disclosures” in the Notes to the Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

The recorded amounts, fair value and level of the fair value hierarchy of the Company’s financial instruments at March 29, 2013 and June 29, 2012 and for the Bank at March 31, 2013 and June 30, 2012 were as follows (in thousands):

		March		June
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$179,160	$179,160	$81,826	$81,826
Restricted cash and cash equivalents	1	30,047	30,047	30,044	30,044
Securities held to maturity:
GNMA securities	2	19,498	20,150	25,904	26,818
Loans, net:
Purchased mortgage loans held for investment	3	199,982	199,626	294,341	294,877
Other loans held for investment	3	441,949	456,553	539,299	620,121
Servicing assets	3	458	455	—	—
Financial liabilities:
Short-term borrowings	1	186,000	186,000	67,500	67,500
Deposits:
Deposits with no stated maturity	2	1,014,255	1,014,255	1,025,133	1,025,133
Time deposits	2	31,865	32,193	37,100	37,613
Advances from the FHLB	2	56,468	62,978	68,641	80,184
Long-term debt	3	82,039	89,528	79,076	81,345

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. For the nine-months ended March 29, 2013, 85% of our total revenues were generated by our full-service brokerage business and 15% of our total revenues were generated by our banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See Forward-Looking Statements and Risk Factors in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2012 (the “Fiscal 2012 Form 10-K”).

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

Institutional. We serve institutional customers in the areas of securities borrowing and lending, municipal finance, sales and underwriting, investment banking, fixed income sales and equity trading. Our securities lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations. Our municipal finance operations assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, conduct private placements and participate in public securities offerings with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Our equity trading department focuses on executing equity and option orders for clients. We also execute institutional portfolio trades and are a market maker for a limited number of listed securities.

Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

Banking. We offer traditional banking products and services. We specialize in three primary areas, business banking, focusing on industrial and small business lending, commercial real estate lending and mortgage purchase. We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide.

Southwest Securities, FSB (the “Bank”) earns substantially all of its net revenues on the spread between the interest rates charged to customers on loans and the interest rates paid to depositors as well as interest income from investments.

Until terminated on January 14, 2013, our banking operations were restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) originally issued by the Office of Thrift Supervision and then administered by the Office of the Comptroller of the Currency (the “OCC”). On March 16, 2012, the Bank was notified in a letter from the OCC that the OCC allowed relief from certain operating and growth restrictions required under the Order. Specifically, the OCC had no supervisory objection to any future extensions of Small Business Administration (“SBA”) program 504 loans, commercial real estate owner-occupied loans, or mechanics lien residential 1-4 family construction loans so long as, prior to funding, the Bank’s Board of Directors or a designated committee of the Bank approved and certified that it complied with internal policies, accounting principles generally accepted in the United States (“GAAP”), regulatory guidance, and safe and sound association practices. In connection with the termination of the Order on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things: (i) adhere to the Bank’s written business and capital plan as amended from time to time; and (ii) maintain a Tier I capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).

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

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement (the “Funding Agreement”) with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”). On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement (the “Credit Agreement”);

•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of the company per warrant (assuming each exercises its warrant in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors for so long as each owns 9.9% or more of the outstanding shares of our common stock or securities convertible into at least 9.9% of the outstanding shares of our common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall have been appointed and elected as directors of SWS Group for Hilltop and Oak Hill, respectively, pursuant to this right.

We entered into the transaction with Hilltop and Oak Hill to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the loan from Hilltop and Oak Hill.

The funds borrowed pursuant to the Credit Agreement with Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash. We are required to keep these funds in a restricted account until our Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries. Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in the second quarter of fiscal 2012, loaned $20.0 million to Southwest Securities, Inc. (“Southwest Securities”) in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012. On March 28, 2013, the $20.0 million loan from SWS Group to Southwest Securities was repaid and the company’s Board of Directors, Hilltop and Oak Hill approved and SWS Group contributed $20.0 million of cash as a capital contribution to Southwest Securities. The remaining $30.0 million is being held in a restricted account at SWS Group to be used for general corporate purposes, subject to approval by the Board of Directors, Hilltop and Oak Hill.

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors which are beyond our control and are unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets, which may in turn, affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors including the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume of trading in securities, the value of our customers’ assets under management, the demand for loans, the value of real estate in our markets and the current political environment.

As of March 29, 2013, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 10.34%, the NASDAQ Composite Index (NASDAQ) up 5.69% and the Standards & Poor’s 500 Index (S&P 500) up 11.41%. The DJIA closed at 14,578.54 on March 28, 2013, up from 13,212.04 at March 30, 2012 and 12,880.09 at June 29, 2012. While the indexes showed improvement and reached closing prices that have not been reached since 2008, the average daily trading volume on the New York Stock Exchange (NYSE) decreased 10.43% during the three-months ended March 29, 2013 as compared to the same period of our prior fiscal year. The continued uncertainty in the economic environment both domestically and in Europe and continued high unemployment rates, contributed to volatility during the three-months ended March 29, 2013.

The continued economic and regulatory uncertainty created a challenging operating environment for us during the three and nine-months ended March 29, 2013. The national unemployment rate, which was approximately 7.6% at the end of March 2013, was down from a high of 10.0% at the end of December 2009, and 8.2% at the end of June 2012, but remains at historically high levels. The Federal Reserve Board reduced the federal funds target rate to 0—0.25% in December 2008 and announced in January 2013 that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

The disruptions and developments in the world economy and the credit markets over the past three years resulted in a range of actions by U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption Item 1. Business-Regulation contained in the Fiscal 2012 Form 10-K.

Unemployment and tight credit markets continue to create a fragile economic environment. Indications of this fragile economic environment include the June 2012 Moody’s Investor Services downgrade of the 15 largest U.S. financial institutions including Bank of America Corp., Citigroup Inc., The Goldman Sachs Group, Inc., and JP Morgan Chase & Co. and the volatility of global equity markets primarily due to ongoing debt problems in Europe.

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

Net Interest Margins

Historically, the profitability of the brokerage business has been primarily dependent upon net interest income. We earn net interest income on the spread between the interest rates earned and paid on customer and correspondent balances as well as from our securities lending business. With interest rates at historically low levels, the spread we are able to earn has been reduced, primarily from the extremely low yields on our portfolio of assets segregated for regulatory purposes. Additionally, the spread in our securities lending business has declined. Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund providers have been substantially reduced. We do not expect any significant changes in these dynamics until short-term interest rates rise.

We have taken actions to mitigate the impact of the margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio. Despite these actions, profits from net interest income remain below historical levels.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the lenders extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity and risk in the marketplace. These actions include reduced advance rates for certain security types, more stringent requirements for collateral eligibility, higher interest rates and pre-funding of daily settlements. Should our lenders take any actions that negatively impact the terms of our lending arrangements, the cost of conducting our business may increase and our volume of business could be limited.

The volatility in the U.S. stock markets has also impacted our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market. To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our business. We expect these margin requirements to continue to increase over the next eighteen months.

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. We price these securities using a third-party pricing service, and we review the prices monthly to ensure reasonable valuations. At March 29, 2013, we held mortgage and asset-backed securities of approximately $46.4 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Bank. Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank. We believe the $20.0 million capital contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets in the third quarter of fiscal 2013. Classified assets were $78.5 million at March 31, 2013, down from $110.7 million at June 30, 2012 and $129.8 million at March 31, 2012. Classified assets as a percentage of total capital plus the allowance for loan losses was 41.4% at March 31, 2013, 58.0% at June 30, 2012 and 67.0% at March 31, 2012. Non-performing assets (a subset of classified assets) decreased to $45.7 million at March 31, 2013, from $72.7 million at June 30, 2012 and $75.1 million at March 31, 2012. Though the Bank continues to work diligently to reduce classified assets and improve performance, the slow pace of economic recovery remains a risk. Should the economic environment worsen, the reduction in classified assets could slow and additional loans could be moved to problem status.

The Bank’s loan loss allowance at March 31, 2013 was $18.8 million, or 4.07% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $22.4 million, or 3.99% of loans held for investment, at June 30, 2012 and $26.2 million, or 4.13% of loans held for investment, at March 31, 2012.

The Tier I (core) capital ratio was 13.1% and the total risk-based capital ratio was 23.2% at March 31, 2013, as compared to 12.6% and 19.2%, respectively, at June 30, 2012 and 12.3% and 20.4%, respectively, at March 31, 2012. With the stability of these capital ratios and the $20.0 million capital contribution from SWS Group, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio. In building the investment portfolio, in April 2013, the Bank entered into $50.0 million of interest rate swaps. The Bank entered into these swaps to reduce deposit cost variability, specifically focusing on protecting earnings in a rising interest rate environment. The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.

The Bank is focused on implementing and executing its business plan. The Bank’s business plan includes the continued diversification of the balance sheet and conservative growth strategies. The Bank’s available for sale investment portfolio was $400.9 million and $304.0 million at March 31, 2013 and June 30, 2012, respectively. The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations. During the third quarter of fiscal 2013, the Bank originated $37.1 million in loans held for investment. At March 31, 2013 and June 30, 2012, the Bank’s mortgage purchase program loan balance was $200.0 million and $294.3 million, respectively. These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. At March 31, 2013 and June 30, 2012, the Bank had $927.4 million and $930.7 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 88.6% and 87.6%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of the material events and transactions impacting the company’s results of operations in the periods presented are discussed below.

Warrant valuation. The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on our Consolidated Statements of Financial Condition. During the three and nine-months ended March 29, 2013, the value of these warrants increased primarily due to the increase in our stock price from $5.33 at June 29, 2012 to $6.05 at March 28, 2013. The increase in value resulted in an unrealized pre-tax loss of $0.3 million for the nine-months ended March 29, 2013 as compared to an unrealized pre-tax loss of $6.9 million for the nine-months ended March 30, 2012. See additional discussion of our valuation of the warrants in “Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements contained in this report.

Auction rate security. Since fiscal 2010, we had held an auction rate municipal bond at 95.7% of par. As a result of a recent trade in a similar security at a value less than par and related market conditions, in the first quarter of fiscal 2013, we determined that our security should be written down to 92.5% of par. The result was a $702,000 write down at September 28, 2012. During the third quarter of fiscal 2013, we sold this security with no gain or loss recognized on the transaction.

Recapture in allowance for loan loss. The quality of the Bank’s assets continued to improve during fiscal 2013 resulting in a $1.5 million recapture of our provision for loan loss in the second quarter of fiscal 2013.

RESULTS OF OPERATIONS

Consolidated

Net loss for the three and nine-months ended March 29, 2013 was $5.7 million and $1.0 million, respectively, as compared to net income of $8.3 million and a net loss of $4.4 million for the three and nine-months ended March 30, 2012, respectively. The three and nine-month periods ended March 29, 2013 and March 30, 2012 contained 60 and 185 trading days and 62 and 193 trading days, respectively.

Southwest Securities was custodian for $30.4 billion and $29.4 billion in total customer assets at March 29, 2013 and March 30, 2012, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-months ended March 29, 2013 compared to the three and nine-months ended March 30, 2012 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(289)	(12)%	$(913)	(12)%
Commissions	(3,136)	(9)	(4,606)	(5)
Net interest	(2,703)	(19)	(8,639)	(18)
Investment banking, advisory and administrative fees	(301)	(3)	2,382	9
Net gains on principal transactions	(2,292)	(27)	5,069	23
Other	(285)	(4)	1,985	12

	$(9,006)	(12)%	$(4,722)	(2)%

Operating expenses:
Commissions and other employee compensation	$(1,996)	(4)%	$1,826	1%
Occupancy, equipment and computer service costs	(305)	(4)	(771)	(3)
Communications	180	6	709	8
Floor brokerage and clearing organization charges	(53)	(5)	(198)	(6)
Advertising and promotional	(127)	(12)	51	2
Provision for loan loss	—	—	(3,925)	>(100)
Other	(743)	(9)	653	3

	(3,044)	(4)%	(1,655)	(1)%

Other gains (losses):
Unrealized gain (loss) on Warrant valuation	(16,342)	>(100)	6,667	96

Pre-tax (loss) income	$(22,304)	>(100)%	$3,600	55%

Net revenues decreased $9.0 million for the three-months ended March 29, 2013 as compared to the same period of the prior fiscal year. Commissions revenue generated $3.1 million of the decrease primarily due to decreased customer demand in our taxable fixed income business. Net interest revenue contributed $2.7 million of the decrease primarily driven by a $1.7 million decrease in our banking segment due to a 27% decrease in our average loan balance and a 50 basis point decrease in the net interest rate yield at the Bank as compared to the same period of the prior fiscal year. The institutional segment contributed an additional $0.8 million of the net interest revenue decrease primarily due to a 22 basis point decrease in our average net interest spread in our stock lending business. Net gains on principal transactions contributed $2.3 million of the decrease primarily driven by a $2.7 million decrease in our institutional segment as a result of the market environment during the third quarter of fiscal 2013.

Net revenues decreased $4.7 million for the nine-months ended March 29, 2013 as compared to the same period of the prior fiscal year. Net interest revenue generated $8.6 million of this decrease primarily driven by a $4.6 million decrease in our banking segment due to a 21% decrease in our average loan balance and a 30 basis point decrease in net interest rate yield at the Bank as compared to the same period of the prior fiscal year. The institutional segment contributed an additional $2.6 million of the net interest revenue decrease primarily due to a 10 basis point decrease in our average net interest spread in our stock lending business and a 12% decrease in our average stock lending portfolio. Interest expense under the Credit Agreement contributed $1.4 million of the decrease in net interest revenue as there was one month less of interest expense for the nine-months ended March 30, 2012.

Commissions revenue decreased $4.6 million for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012. This decrease was due to the $2.4 million decrease in commissions revenue generated by the institutional segment and the $2.2 million decrease in commissions revenue generated by the retail segment. Both decreases were due in part to a decrease in the number of trading days from 193 days in the first nine-months of fiscal 2012 to 185 days in the first nine-months of fiscal 2013. The decrease in the retail segment was also due to the loss of a team of top independent registered representative producers. The decrease in the institutional segment was also due to the narrowing of net interest spreads and an increase in market volatility during the quarter.

These decreases for the nine-months ended March 29, 2013, were offset by a $5.1 million increase in net gains on principal transactions, a $2.4 million increase in investment banking, advisory and administrative fees and a $2.0 million increase in other revenues. Net gains on principal transactions increased due to the $3.6 million realized gain on sale of our shares of U.S. Home Systems, Inc. (“USHS”) and increased invested capital in our taxable fixed income inventories. Investment banking and advisory fees increased primarily due to an increase in administrative fee income from revenue sharing with money market fund providers in our clearing and retail segments. Other revenues increased primarily as a result of an increase in the sale of insurance products in our retail segment.

Operating expenses decreased $3.0 million for the three-months ended March 29, 2013 as compared to the same period of the prior fiscal year. The largest component of this decrease was a $2.0 million decrease in commissions and other employee compensation due to a $3.4 million decrease in the institutional segment from decreased segment revenue partially offset by a $1.1 million increase in the retail segment from increased segment revenue. Other operating expenses also decreased $0.7 million for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012 due to a $0.4 million decrease in assessment fees at the Bank and a $0.3 million decrease in the broker/dealers’ operational expenses.

Operating expenses decreased $1.7 million for the nine-months ended March 29, 2013 as compared to the same period of the prior fiscal year. The largest component of this decrease was a $3.9 million decrease in our provision for loan loss where we recognized a recapture of $1.5 million for the nine-months ended March 31, 2013 compared to a provision of $2.5 million for the nine-months ended March 31, 2012. This decrease was offset by a $1.8 million increase in commissions and other employee compensation. Commissions and other employee compensation increased due to a $1.0 million decrease in our liability to participants in the deferred compensation plan and a $1.2 million increase in the banking segment due to increased headcount.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the interest rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings from the Federal Home Loan Bank (the “FHLB”). Net interest income from our brokerage, corporate and banking segments were as follows for the three and nine-months ended March 29, 2013 and March 30, 2012 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Brokerage	$5,101	$5,997	$16,367	$19,241
Bank(1)	9,478	11,210	32,122	36,700
SWS Group(2)	(3,080)	(3,005)	(9,121)	(7,934)

Net interest	$11,499	$14,202	$39,368	$48,007

(1)	The net interest reported for the Bank is for the period ended March 31, 2013 and 2012, respectively.
(2)	Consists of interest expense under the Credit Agreement.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Daily average interest-earning assets:
Customer margin balances	$237,000	$236,000	$237,000	$229,000
Assets segregated for regulatory purposes	194,000	195,000	195,000	231,000
Stock borrowed	1,650,000	1,502,000	1,475,000	1,682,000
Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	329,000	328,000	335,000	355,000
Stock loaned	1,584,000	1,474,000	1,425,000	1,660,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense (Benefit)

For the three-months ended March 29, 2013, income tax benefit (effective rate of 40.2%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income tax expense due to non-deductible compensation offset by tax exempt interest, income from company-owned life insurance and a decrease in our valuation allowance.

For the nine-months ended March 29, 2013, income tax benefit (effective rate of 66.7%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income tax expense due to non-deductible compensation offset by tax exempt interest, state income taxes, decreases in the value of company-owned life insurance and a decrease in our valuation allowance.

See further information regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

We have certain deferred tax assets that were derived from capital losses. To use the deferred tax assets, we must have sufficient capital gain income within the carry-back and carry-forward period available under applicable tax laws. Our deferred tax assets as of March 29, 2013 and March 30, 2012 included $683,000 and $647,000, respectively, which reflected the benefit of capital losses associated with our investments in certain partnership assets. We do not believe it is more likely than not that we will generate sufficient capital gain income within the carry-forward period to recognize the benefit of the capital losses. Accordingly, we have a $616,000 valuation allowance to reflect the amount of the deferred tax assets that we believe is more likely than not to not be recognized.

For additional information, see “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and nine-months ended March 29, 2013 as compared to the three and nine-months ended March 30, 2012 (dollars in thousands):

	Three-Months Ended
	March 29, 2013	March 30, 2012	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$4,511	$4,771	$(260)	(5)%
Retail	27,797	25,944	1,853	7
Institutional	26,165	33,816	(7,651)	(23)
Banking(1)	10,540	12,640	(2,100)	(17)
Other	(2,259)	(1,411)	(848)	(60)

Total	$66,754	$75,760	$(9,006)	(12)%

Pre-tax income (loss):
Clearing	$(617)	$(537)	$(80)	(15)%
Retail	308	(1,039)	1,347	>100
Institutional	4,831	10,008	(5,177)	(52)
Banking(1)	1,186	2,612	(1,426)	(55)
Other	(15,264)	1,704	(16,968)	>(100)

Total	$(9,556)	$12,748	$(22,304)	>(100)%

	Nine-Months Ended
	March 29, 2013	March 30, 2012	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$14,190	$14,051	$139	1%
Retail	81,987	80,326	1,661	2
Institutional	91,618	95,965	(4,347)	(5)
Banking(1)	33,944	38,379	(4,435)	(12)
Other	(5,531)	(7,791)	2,260	29

Total	$216,208	$220,930	$(4,722)	(2)%

Pre-tax income (loss):
Clearing	$(537)	$(1,427)	$890	62%
Retail	1,155	21	1,134	>100
Institutional	24,095	28,597	(4,502)	(16)
Banking(1)	5,439	5,871	(432)	(7)
Other	(33,130)	(39,640)	6,510	16

Total	$(2,978)	$(6,578)	$3,600	55%

(1)	The net revenues and pre-tax income reported for the banking segment are for the periods ended March 31, 2013 and 2012, respectively.

Clearing

Three-Months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012 (dollars in thousands):

	Three-Months Ended
	March 29, 2013	March 30, 2012	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,081	$2,371	$(290)	(12)%
Net interest	1,451	1,474	(23)	(2)
Other	979	926	53	6

Net revenues	4,511	4,771	(260)	(5)
Operating expenses	5,128	5,308	(180)	(3)

Pre-tax loss	$(617)	$(537)	$(80)	(15)%

Daily average customer margin balance	$95,000	$112,000	$(17,000)	(15)%

Daily average customer funds on deposit	$179,000	$188,000	$(9,000)	(5)%

Total correspondent clearing customer assets under custody were $15.4 billion and $14.9 billion at March 29, 2013 and March 30, 2012, respectively.

The following table reflects the number of client transactions processed for the three-months ended March 29, 2013 and March 30, 2012 and the number of correspondents at the end of each period.

	Three-Months Ended
	March 29, 2013	March 30, 2012
Tickets for high-volume trading firms	104,860	208,327
Tickets for general securities broker/dealers	158,745	181,235

Total tickets	263,605	389,562

Correspondents	147	157

For the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012, net revenues in the clearing segment decreased $0.3 million and clearing fee revenues decreased 12%.

The $0.3 million decrease in clearing fee revenues was primarily due to lower activity levels for existing correspondents and a decrease from 62 trading days in the third quarter of fiscal 2012 to 60 trading days in the third quarter of fiscal 2013.

For the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012, tickets processed for high-volume trading firms decreased 50% while tickets processed for general securities broker/dealers decreased 12%. Revenue per ticket increased approximately 30% from $6.09 for the three-months ended March 30, 2012 to $7.90 for the three-months ended March 29, 2013. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses decreased by 3% for the three-months ended March 29, 2013 as compared to the same period in the last fiscal year primarily due to a decrease in operations and information technology expenses.

Nine-Months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012 (dollars in thousands):

	Nine-Months Ended
	March 29, 2013	March 30, 2012	Increase/ (Decrease)	% Change
Net revenue from clearing services	$6,397	$7,310	$(913)	(12)%
Net interest	4,634	4,474	160	4
Other	3,159	2,267	892	39

Net revenues	14,190	14,051	139	1
Operating expenses	14,727	15,478	(751)	(5)

Pre-tax loss	$(537)	$(1,427)	$890	62%

Daily average customer margin balance	$100,000	$111,000	$(11,000)	(10)%

Daily average customer funds on deposit	$529,000	$583,000	$(54,000)	(9)%

The following table reflects the number of client transactions processed for the nine-months ended March 29, 2013 and March 30, 2012.

	Nine-Months Ended
	March 29, 2013	March 30, 2012
Tickets for high-volume trading firms	299,171	843,032
Tickets for general securities broker/dealers	473,003	553,293

Total tickets	772,174	1,396,325

For the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012, net revenues in the clearing segment increased 1% while clearing fee revenues decreased 12% and other revenues increased by 39%.

The $0.9 million decrease in clearing fee revenues was primarily due to lower activity levels for existing correspondents and a decrease from 193 trading days in the first nine months of fiscal 2012 to 185 trading days in the first nine months of fiscal 2013. The decrease in clearing fee revenues was offset by an increase in other revenues primarily due to a $0.5 million increase in revenue sharing with money market fund providers and increased earnings on customer assets.

For the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012, tickets processed for high-volume trading firms decreased 65% while tickets processed for general securities broker/dealers decreased 15%. Revenue per ticket increased approximately 58% from $5.24 for the nine-months ended March 30, 2012 to $8.29 for the nine-months ended March 29, 2013. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses decreased 5% for the nine-months ended March 29, 2013 as compared to the same period last fiscal year primarily due to a decrease in operations and information technology expenses.

Retail

Three-Months Ended:

The following is a summary of the results for the retail segment for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012 (dollars in thousands):

	Three-Months Ended
	March 29, 2013	March 30, 2012	% Change
Net revenues:
Private Client Group (“PCG”)
Commissions	$12,817	$12,268	4%
Advisory fees	1,788	1,404	27
Insurance products	1,274	695	83
Other	109	58	88
Net interest revenue	557	607	(8)

	16,545	15,032	10

Independent registered representatives (“SWS Financial”)
Commissions	$6,223	$6,757	(8)%
Advisory fees	871	749	16
Insurance products	2,195	1,822	20
Other	340	277	23
Net interest revenue	258	229	13

	9,887	9,834	1

Other
Commissions	102	105	(3)%
Advisory fees	853	643	33
Insurance products	386	292	32
Other	24	38	(37)

	1,365	1,078	27

Total	27,797	25,944	7
Operating expenses	27,489	26,983	2

Pre-tax income (loss)	$308	$(1,039)	>100%

Daily average customer margin balances	$140,000	$121,000	16%

Daily average customer funds on deposit	$117,000	$100,000	17%

PCG representatives	164	167	(2)%

SWS Financial representatives	302	314	(4)%

Net revenues in the retail segment increased 7% for the three-months ended March 29, 2013 as compared to the same period in the last fiscal year. This increase was primarily due to a $1.0 million increase in insurance products revenue and a $0.7 million increase in advisory fees due to an increase in assets under management. Total customer assets were $14.3 billion at March 29, 2013 as compared to $12.8 billon at March 30, 2012. Assets under management were $956.5 million at March 29, 2013 as compared to $705.0 million at March 30, 2012. This increase from March 30, 2012 to March 29, 2013 was due to an appreciation in value of existing assets as well as new assets under management.

Operating expenses increased 2% for the three-months ended March 29, 2013 as compared to the same period in the last fiscal year primarily due to a $1.1 million increase in commission and other employee compensation expense. This increase was offset by a $0.5 million decrease in legal expense and a $0.1 million decrease in advertising and promotional expense.

Nine-Months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012 (dollars in thousands):

	Nine-Months Ended
	March 29, 2013	March 30, 2012	% Change
Net revenues:
PCG
Commissions	$37,320	$36,010	4%
Advisory fees	5,252	4,060	29
Insurance products	3,066	3,307	(7)
Other	288	(6)	>100
Net interest revenue	1,668	2,277	(27)

	47,594	45,648	4

SWS Financial
Commissions	$18,442	21,934	(16)
Advisory fees	2,691	2,127	27
Insurance products	7,562	5,856	29
Other	847	749	13
Net interest revenue	856	675	27

	30,398	31,341	(3)

Other
Commissions	319	322	(1)
Advisory fees	2,445	1,936	26
Insurance products	1,132	970	17
Other	99	109	(9)

	3,995	3,337	20

Total	81,987	80,326	2
Operating expenses	80,832	80,305	1

Pre-tax income	$1,155	$21	>100%

Daily average customer margin balances	$134,000	$112,000	20%

Daily average customer funds on deposit	$342,000	$275,000	24%

Net revenues in the retail segment increased 2% for the nine-months ended March 29, 2013 as compared to the same period last fiscal year despite the eight fewer trading days during the fiscal 2013 period. Advisory fees were up in all areas of the retail business due to a 36% increase in assets under management as well as increased fees from money market fund revenue sharing. Commissions revenues increased 4% in our PCG group while representative turnover resulted in an overall 16% reduction in commissions revenues at SWS Financial. In addition, insurance products revenue was up 29% at SWS Financial.

Operating expenses increased 1% for the nine-months ended March 29, 2013 as compared to the same period in the last fiscal year primarily at our PCG group from increased commission and compensation expense.

Institutional

Three-Months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012 (dollars in thousands):

	Three-Months Ended
	March 29, 2013	March 30, 2012	% Change
Net revenues:
Commissions
Taxable fixed income	$4,766	$7,135	(33)%
Municipal finance	2,827	3,420	(17)
Portfolio trading	4,498	4,667	(4)
Other	—	5	(100)

	12,091	15,227	(21)

Investment banking fees
Taxable fixed income	1,162	1,842	(37)
Municipal finance	3,814	4,050	(6)
Corporate finance	90	109	(17)
Other	(40)	—	—

	5,026	6,001	(16)

Net gains on principal transactions
Taxable fixed income	3,951	5,082	(22)
Municipal finance	2,094	3,671	(43)
Other	(3)	(35)	91

	6,042	8,718	(31)

Other	170	212	(20)
Net interest revenue
Stock loan	2,185	2,873	(24)
Other	651	785	(17)

Net revenues	26,165	33,816	(23)
Operating expenses	21,334	23,808	(10)

Pre-tax income	$4,831	$10,008	(52)%

Taxable fixed income representatives	34	33	3%

Municipal finance representatives	25	25	—%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012 were as follows (in thousands):

	Three-Months Ended
	March 29, 2013	March 30, 2012
Daily average interest-earning assets:
Stock borrowed	$1,650,000	$1,502,000
Daily average interest-bearing liabilities:
Stock loaned	1,584,000	1,474,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the three-months ended March 29, 2013 and March 30, 2012:

	Three-Months Ended
	March 29, 2013	March 30, 2012
Number of issues	183	155
Aggregate amount of offerings	$11,394,664,000	$13,933,616,000

Net revenues from the institutional segment decreased 23% for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012, and pre-tax income decreased 52%. This decrease was due primarily to a $3.1 million decrease in commissions revenues, a $2.7 million decrease in net gains on principal transactions, a $0.8 million decrease in net interest revenue, and a $1.0 million decrease in investment banking fees. The decrease in commissions revenues was primarily driven by a $2.4 million decrease in taxable fixed income and a $0.6 million decrease in municipal finance. The decrease in taxable fixed income was primarily due to decreased customer demand for taxable fixed income securities and a decrease in the number of trading days from the third quarter of fiscal 2012 to the third quarter of fiscal 2013, while the decrease in commissions revenues for the municipal finance business was primarily due to lower customer demand in the secondary market during the third quarter of fiscal 2013.

Net gains on principal transactions decreased $2.7 million for the three-months ended March 29, 2013 as compared to the same period last fiscal year. This decrease was primarily due to a $1.6 million decrease in municipal finance trading gains and a $1.1 million decrease in taxable fixed income gains. The decrease in both the taxable fixed income and municipal finance trading gains was primarily the result of the market environment in the third quarter of fiscal 2013.

Investment banking fees decreased 16% for the three-months ended March 29, 2013 as compared to the same period last fiscal year due to a $0.7 million decrease and $0.2 million decrease in advisory services fees generated by our taxable fixed income and our municipal finance business, respectively. Taxable fixed income advisory fees were down due to a decrease in the amount of unit investment trust offerings. Municipal finance advisory fees were down due to a decrease in the aggregate amount of offerings despite improved deal flow.

Net interest revenue decreased $0.8 million for the three-months ended March 29, 2013 as compared to the same period last fiscal year due primarily to a 22 basis point decrease in our average net interest spread in our stock loan business.

Operating expenses decreased 10% for the three-months ended March 29, 2013 as compared to the same period last fiscal year primarily due to a $3.4 million decrease in commissions and other employee compensation expense resulting from decreased commissions partially offset by a $0.3 million increase in information technology expenses, a $0.2 million increase in licenses and fees, a $0.2 million increase in quotations and a $0.1 million increase in legal expenses.

Nine-Months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012 (in thousands):

	Nine-Months Ended
	March 29, 2013	March 30, 2012	% Change
Net revenues:
Commissions
Taxable fixed income	$18,009	$20,615	(13)%
Municipal finance	8,158	9,587	(15)
Portfolio trading	12,593	10,957	15
Other	—	12	(100)

	38,760	41,171	(6)

Investment banking fees
Taxable fixed income	4,318	5,089	(15)
Municipal finance	12,878	11,923	8
Corporate finance	1,444	2,098	(31)

	18,640	19,110	(2)

Net gains on principal transactions
Taxable fixed income	15,038	9,537	58
Municipal finance	9,497	13,804	(31)
Other	(23)	(87)	(74)

	24,512	23,254	5

Other	497	642	(23)
Net interest revenue
Stock loan	6,648	8,668	(23)
Other	2,561	3,120	(18)

Net revenues	91,618	95,965	(5)
Operating expenses	67,523	67,368	—

Pre-tax income	$24,095	$28,597	(16)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012 were as follows (in thousands):

	Nine-Months Ended
	March 29, 2013	March 30, 2012
Daily average interest-earning assets:
Stock borrowed	1,475,000	$1,682,000
Daily average interest-bearing liabilities:
Stock loaned	1,425,000	1,660,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the nine-months ended March 29, 2013 and March 30, 2012:

	Nine-Months Ended
	March 29, 2013	March 30, 2012
Number of issues	514	431
Aggregate amount of offerings	$40,849,402,000	$39,291,255,000

Net revenues from the institutional segment decreased 5% for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012, and pre-tax income decreased 16%. This decrease was due primarily to a $2.6 million decrease in net interest revenue and a $2.4 million decrease in commissions revenues offset by a $1.3 million increase in net gains on principal transactions.

Net interest revenue decreased $2.6 million for the nine-months ended March 29, 2013 as compared to the same period last fiscal year. This decrease in net interest revenue was primarily due to a 10 basis point decrease in the average net interest spread in our stock loan business. Other net interest decreased $0.6 million for the nine-months ended March 29, 2013 primarily due to an increase in borrowing costs for our municipal and taxable fixed income businesses.

Commissions revenues decreased $2.4 million primarily driven by a $2.6 million decrease in taxable fixed income and a $1.4 million decrease in municipal finance which were partially offset by a $1.6 million increase in portfolio trading. The decreases in taxable fixed income and municipal finance were primarily attributable to the narrowing of net interest spreads and an increase in market volatility during the quarter. The increase in portfolio trading was due to an increase in shares executed for the nine-months ended March 29, 2013 when compared to the same period in the prior fiscal year.

Net gains on principal transactions increased $1.3 million primarily due to a $5.5 million increase in taxable fixed income trading gains which was partially offset by a $4.3 million decrease in municipal finance trading gains.

Operating expenses increased slightly for the nine-months ended March 29, 2013 as compared to the same period last fiscal year. This increase was due to a $0.8 million increase in quotations and a $0.6 million increase in operations and technology expense offset by a $1.7 million decrease in compensation expenses due to weaker segment revenues.

Banking

Three-Months Ended:

The following is a summary of the results for the banking segment for the three-months ended March 31, 2013 as compared to the three-months ended March 31, 2012 (dollars in thousands):

	Three-Months Ended
	March 31, 2013	March 31, 2012	% Change
Net revenues:
Net interest revenue	$9,478	$11,210	(15)%
Other	1,062	1,430	(26)

Total net revenues	10,540	12,640	(17)
Operating expenses	9,354	10,028	(7)

Pre-tax income	$1,186	$2,612	(55)%

For the three-months ended March 31, 2013 as compared to the three-months ended March 31, 2012, the Bank’s net revenue decreased 17% due primarily to a $1.7 million reduction in net interest due to a 27% decrease in average loan balances, as well as a decrease of 50 basis points in the net yield on interest-earning assets. Other revenue for the Bank decreased $0.4 million for the three-months ended March 31, 2013 as compared to the same period last fiscal year due to a $1.3 million decrease in net gains on the Bank’s equity investments and a $0.4 million decrease in the gain on sale of real estate owned (“REO”) partially offset by a $1.4 million increase in the gain on sale of Small Business Administration (“SBA”) loans.

Operating expenses decreased $0.7 million for the three-months ended March 31, 2013 when compared to the same period in the prior fiscal year primarily due to a $0.4 million decrease in regulatory assessments, a $0.2 million decrease in legal fees and a $0.2 million decrease in occupancy expense. These decreases were partially offset by a $0.2 million increase in compensation expense.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended March 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended
	March 31, 2013			March 31, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense (*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$2,418	$27	4.4%	$11,420	$134	4.7%
Lot and land development	10,872	110	4.1	29,546	363	4.9
1-4 family	279,816	3,530	5.1	312,076	4,060	5.2
Commercial real estate and multifamily	309,046	4,043	5.3	424,833	5,474	5.2
Commercial	63,722	784	5.0	131,065	1,630	5.0
Consumer	1,640	25	6.4	2,557	40	6.3

Total loans	667,514	8,519		911,497	11,701

Investments:
Money market	24,131	29	0.5	1,003	1	0.3
U.S. government and government agency obligations – held to maturity	20,667	121	2.4	29,431	158	2.2
U.S. government and government agency obligations – available for sale	359,824	1,445	1.6	99,295	368	1.5
Interest bearing deposits in banks	3,038	1	—	1,648	—	—
Federal reserve funds	185,140	89	0.2	259,970	134	0.2
Investments – other	3,198	3	0.4	4,695	4	0.4

Total interest-earning assets	$1,263,512	$10,207	3.3%	$1,307,539	$12,366	3.8%
Non-interest-earning assets:
Cash and due from banks	3,458			4,493
Other assets	38,227			13,150

	$1,305,197			$1,325,182

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$32,468	$75	1.0%	$40,612	$107	1.1%
Money market accounts	17,806	2	0.1	22,281	2	0.1
Interest-bearing demand accounts	8,819	1	0.1	9,998	2	0.1
Savings accounts	953,889	24	—	945,799	71	0.1
FHLB advances	59,336	627	4.3	85,605	974	4.6

	$1,072,318	$729	0.3%	$1,104,295	$1,156	0.4%
Non-interest-bearing liabilities:
Other liabilities	$61,731			$53,187

	1,134,049			1,157,482
Stockholders’ equity	171,148			167,700

	$1,305,197			$1,325,182

Net interest income		$9,478			$11,210

Net yield on interest-earning assets			3.0%			3.5%

(*)	Loan fees included in interest income for the three-months ended March 31, 2013 and 2012 were $386 and $547, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2013 as compared to March 31, 2012
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$(107)	$(104)	$(9)	$6
Lot and land development	(253)	(228)	(61)	36
1-4 family	(530)	(416)	(90)	(24)
Commercial real estate and multifamily	(1,431)	(1,480)	130	(81)
Commercial	(846)	(831)	(5)	(10)
Consumer	(15)	(14)	—	(1)
Investments:
Money market	28	16	—	12
U.S. government and government agency obligations – held to maturity	(37)	(47)	16	(6)
U.S. government and government agency obligations – available for sale	1,077	957	34	86
Interest bearing deposits in banks	1	1	—	—
Federal reserve funds	(45)	(38)	(7)	—
Investments - other	(1)	(1)	—	—

	$(2,159)	$(2,185)	$8	$18

Interest expense:
Certificates of deposit	$(32)	$(21)	$(13)	$2
Interest-bearing demand accounts	(1)	(1)	—	—
Savings accounts	(47)	1	(47)	(1)
FHLB advances	(347)	(297)	(60)	10

	(427)	(318)	(120)	11

Net interest income	$(1,732)	$(1,867)	$128	$7

Nine-Months Ended:

The following is a summary of the results for the banking segment for the nine-months ended March 31, 2013 as compared to the nine-months ended March 31, 2012 (dollars in thousands):

	Nine-Months Ended
	March 31, 2013	March 31, 2012	% Change
Net revenues:
Net interest revenue	$32,122	$36,700	(12)%
Other	1,822	1,679	9

Total net revenues	33,944	38,379	(12)
Operating expenses	28,505	32,508	(12)

Pre-tax income	$5,439	$5,871	(7)%

For the nine-months ended March 31, 2013 as compared to the nine-months ended March 31, 2012, the Bank’s net revenue decreased 12% due primarily to a $4.6 million reduction in net interest due to a 21% decrease in average loan balances, as well as a decrease of 30 basis points in the net yield on interest-earning assets. Other revenue for the Bank increased $0.1 million for the nine-months ended March 31, 2013 as compared to the same period in the last fiscal year. This increase was primarily due to a $1.5 million increase in the gain on sale of SBA loans partially offset by a $0.6 million decrease in net gains on the sale of REO and a $0.5 million decrease on the Bank’s equity investments.

Operating expenses decreased $4.0 million for the nine-months ended March 31, 2013 and was primarily attributable to the $3.9 million decrease in the provision for loan losses as the Bank recorded $2.5 million in provision expense for the nine-months ended March 31, 2012 compared to a $1.5 million recapture for the nine-months ended March 31, 2013.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-months ended March 31, 2013 and 2012 (dollars in thousands):

	Nine-Months Ended
	March 31, 2013			March 31, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense (*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$2,865	$98	4.5%	$17,565	$663	5.0%
Lot and land development	13,736	575	5.6	41,504	1,411	4.5
1-4 family	349,499	13,242	5.1	282,242	12,056	5.7
Commercial real estate and multifamily	315,629	12,944	5.5	464,300	18,492	5.3
Commercial	70,387	2,687	5.1	150,243	5,835	5.2
Consumer	1,842	87	6.3	2,867	133	6.2

Total loans	753,958	29,633		958,721	38,590

Investments:
Money market	24,274	91	0.5	1,003	2	0.3
U.S. government and government agency obligations – held to maturity	22,806	409	2.4	31,523	573	2.4
U.S. government and government agency obligations – available for sale	349,089	4,218	1.6	66,204	797	1.6
Interest bearing deposits in banks	3,433	1	—	1,919	—	—
Federal reserve funds	112,985	192	0.2	252,270	457	0.2
Investments – other	3,382	10	0.4	4,869	14	0.4

Total interest-earning assets	$1,269,927	$34,554	3.6%	$1,316,509	$40,433	4.1%
Non-interest-earning assets:
Cash and due from banks	$3,598			$4,829
Other assets	40,701			15,467

	$1,314,226			$1,336,805

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$34,050	$254	1.0%	$42,893	$360	1.1%
Money market accounts	20,762	8	0.1	24,428	9	0.1
Interest-bearing demand accounts	9,050	4	0.1	9,925	5	0.1
Savings accounts	954,037	106	—	950,876	283	0.1
FHLB advances	63,643	2,060	4.3	89,664	3,076	4.6
Other financed borrowings	—	—	—	11	—	—

	$1,081,542	$2,432	0.3%	$1,117,797	$3,733	0.4%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	55,446			61,684
Other liabilities	6,598			1,257

	1,143,586			1,180,738
Stockholders’ equity	170,640			156,067

	$1,314,226			$1,336,805

Net interest income		$32,122			$36,700

Net yield on interest-earning assets			3.4%			3.7%

(*)	Loan fees included in interest income for the nine-months ended March 31, 2013 and 2012 were $1,712 and $1,626, respectively.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2013 as compared to March 31, 2012
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$(565)	$(554)	$(63)	$52
Lot and land development	(836)	(943)	327	(220)
1-4 family	1,186	2,870	(1,351)	(333)
Commercial real estate and multifamily	(5,548)	(5,916)	566	(198)
Commercial	(3,148)	(3,099)	(95)	46
Consumer	(46)	(48)	3	(1)
Investments:
Money market	89	46	2	41
U.S. government and government agency obligations – held to maturity	(164)	(158)	(7)	1
U.S. government and government agency obligations – available for sale	3,421	3,403	4	14
Interest bearing deposits in banks	1	—	—	1
Federal reserve funds	(265)	(252)	(28)	15
Investments – other	(4)	(4)	—	—

	$(5,879)	$(4,655)	$(642)	$(582)

Interest expense:
Certificates of deposit	$(106)	$(74)	$(40)	$8
Money market accounts	(1)	(1)	—	—
Interest-bearing demand accounts	(1)	(1)	—	—
Savings accounts	(177)	1	(177)	(1)
FHLB advances	(1,016)	(892)	(171)	47

	(1,301)	(967)	(388)	54

Net interest income	$(4,578)	$(3,688)	$(254)	$(636)

Other

Three-Months Ended:

Pre-tax loss from the other segment was $15.3 million for the three-months ended March 29, 2013, as compared to pre-tax income of $1.7 million in the same period for the last fiscal year. The primary driver of the change was a change in the fair value of the warrants held by Hilltop and Oak Hill. For the three-months ended March 29, 2013, we recognized a $3.8 million unrealized loss due to the change in the fair value of the warrants compared to a $12.5 million unrealized gain on the warrant valuation for the three-months ended March 30, 2012.

Net revenues decreased $0.8 million for the three-months ended March 29, 2013 as compared to the same period in the last fiscal year. The decrease in net revenues was primarily due to a $0.6 million decrease from unclaimed property recorded in the third quarter of fiscal 2012 and a $0.3 million decrease in the value of our deferred compensation plan’s investments.

Operating expenses remained flat for the three-months ended March 29, 2013 as compared to the three-months ended March 30, 2012.

Nine-Months Ended:

Pre-tax loss from the other segment was $33.1 million for the nine-months ended March 29, 2013, as compared to a pre-tax loss of $39.6 million in the same period for the last fiscal year. The primary driver of the $6.5 million increase in pre-tax income was related to the recognition of a $0.3 million unrealized loss on the valuation of the warrants held by Hilltop and Oakhill for the nine-months ended March 29, 2013, as compared to a $6.9 million unrealized loss on the valuation for the warrants held by Hilltop and Oak Hill for the nine-months ended March 30, 2012.

Net revenues increased $2.3 million for the nine-months ended March 29, 2013 as compared to the same period in the last fiscal year. The increase in net revenues was primarily due to the $3.6 million gain recognized from our sale of USHS shares in addition to a $0.8 million increase in the value of our deferred compensation plan’s investments. These increases were partially offset by a $0.7 million write down in fair value of an auction rate municipal bond and a $1.4 million increase in interest expense related to the Credit Agreement with Hilltop and Oak Hill in the nine-months ended March 29, 2013 as compared to the same period in the last fiscal year which included one less month of interest expense.

Operating expenses increased $2.4 million for the nine-months ended March 29, 2013 as compared to the nine-months ended March 30, 2012 primarily due to a $1.0 million decrease in the values of our deferred compensation plan’s funds and a $1.4 million increase in legal fees.

FINANCIAL CONDITION

Investments

In fiscal 2012, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity and maximize interest income through an investment in a conservative securities portfolio. The securities portfolio is structured to provide cash flows that will mitigate interest rate risk and ensure that adequate funds are available for new loan originations. The book value of the Bank’s investment portfolio at March 31, 2013 and June 30, 2012 was as follows (in thousands):

	March 31,	June 30,
	2013	2012
Government-sponsored enterprises – held to maturity securities	$19,498	$25,904
Government-sponsored enterprises – FHLB stock	3,096	3,830
Government-sponsored enterprises – available for sale securities	385,038	301,071
Municipal obligations – available for sale securities	15,813	2,936

	$423,445	$333,741

The Bank has been evaluating the utilization of interest rate swaps to reduce deposit cost variability, specifically focusing on protecting earnings in a rising rate environment. In April 2013, the Bank began implementing this strategy with an investment of $50 million in interest rate swaps. The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage this risk.

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

The allowance for loan losses is calculated based on management’s estimate of probable loan losses inherent in the loan portfolio at each reporting date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines the collection of principal is remote. Subsequent recoveries are recorded through the allowance. The determination of an adequate allowance is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available or circumstances change.

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

A specific reserve is recorded when and to the extent (i) the present value of expected future cash flows discounted at the loan’s original effective rate, (ii) the fair value of collateral if the loan is collateral-dependent or (iii) the observable market price of the impaired loan is lower than its recorded investment. If the fair value of collateral is used to measure impairment of a collateral-dependent loan and repayment is dependent on the sale of the collateral, the fair value is adjusted to incorporate estimated costs to sell. Impaired loans that are collateral-dependent are primarily measured for impairment using the fair value of the collateral as determined by third party appraisals using the income approach, recent comparable sales data or a combination thereof. In certain instances it is necessary for management to adjust the appraised value, less estimated costs to sell, to reflect changes in fair value occurring subsequent to the appraisal date. Management considers a guarantor’s capacity and willingness to perform, when appropriate, and the borrower’s resources available for repayment when measuring impairment.

The general component provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio. The general allowance is determined through a statistical calculation based on the Bank’s historical loss experience adjusted for certain qualitative factors as deemed appropriate by management. The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types). The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous five quarters. See “Loans and Allowance for Probable Loan Losses” in the Notes to the Consolidated Financial Statements contained in this report for additional information concerning the historical loss element of the general component of the allowance for loan losses. Management adjusts the historical loss rates to reflect deterioration in the real estate market, significant concentrations of product types and trends in portfolio volume to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan portfolio. Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At March 31, 2013, the Bank had $10.3 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at March 31, 2013. At March 31, 2013, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates and had no single family interest only loans.

At March 31, 2013, the Bank’s loan portfolio included a total of $1.1 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by regulation with ratios ranging from 75%-90% depending on the type of loan. At March 31, 2013, all of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at March 31, 2013, the Bank had one loan with a high loan-to-value ratio that was deemed impaired. The impairment analysis on this loan resulted in no partial charge-off and an impairment allocation of $2,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At March 31, 2013, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

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

Loans receivable at March 31, 2013 and June 30, 2012 are summarized as follows (in thousands):

	March 31, 2013	June 30, 2012
Residential
Purchased mortgage loans held for investment	$199,982	$294,341
1-4 family	65,649	88,826

	265,631	383,167

Lot and land development
Residential land	3,872	10,459
Commercial land	6,349	7,972

	10,221	18,431

Residential construction	2,167	3,954
Commercial construction	8,873	10,605
Commercial real estate	233,848	316,392
Multifamily	75,468	20,110
Commercial loans	62,887	101,440
Consumer loans	1,602	1,943

	660,697	856,042
Allowance for probable loan loss (*)	(18,766)	(22,402)

	$641,931	$833,640

(*)	There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are held on average for 25 days or less, which substantially reduces credit risk.

The decrease in purchased mortgage loans held for investment from June 30, 2012 to March 31, 2013 was representative of an overall decline in the first quarter of calendar 2013 in the mortgage industry’s production levels. The Bank expects the June 2013 purchased mortgage loans held for investment balance to be comparable to the June 2012 balance. To enhance the growth of this business, in the fourth quarter of fiscal 2012, the Bank entered into a sub-participation agreement with a non-affiliate bank for a maximum commitment of $50.0 million. This sub-participation agreement was reduced to $30.0 million as of March 31, 2013. This sub-participation represented

5% of the total purchased mortgage loans held for investment balance at March 31, 2013. The nature of the volume in the purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at March 31, 2013 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial real estate and multifamily	$90,367	$112,186	$115,636	$318,189
Commercial loans	7,386	31,195	24,306	62,887
Residential construction loans	462	1,018	687	2,167

Total	$98,215	$144,399	$140,629	$383,243

Amount of loans based upon:
Floating or adjustable interest rates	$49,898	$103,566	$107,283	$260,747
Fixed interest rates	48,317	40,833	33,346	122,496

Total	$98,215	$144,399	$140,629	$383,243

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

Non-performing assets and classified loans as of March 31, 2013 and June 30, 2012 were as follows (dollars in thousands):

	March 31, 2013	June 30, 2012
Loans accounted for on a non-accrual basis
1-4 family	$7,950	$18,443
Lot and land development	2,383	2,965
Residential construction	614	648
Commercial real estate	7,828	12,175
Commercial loans	619	3,120
Consumer loans	—	3

	19,394	37,354

Non-performing loans as a percentage of total loans	2.9%	4.4%

	March 31, 2013	June 30, 2012
REO
1-4 family	$9,062	$495
Lot and land development	4,407	10,513
Multifamily	—	8,367
Residential construction	—	1,607
Commercial real estate	9,601	11,005
Commercial loans	624	270

	23,694	32,257

Performing troubled debt restructuring(*)	2,604	3,102

Non-performing assets	45,692	72,713

Non-performing assets as a percentage of total assets	3.6%	5.6%

Current classified assets
1-4 family	$480	$2,912
Lot and land development	1,129	2,401
Multifamily	694	714
Commercial real estate	22,278	29,126
Commercial loans	8,250	2,816

	32,831	37,969

Total classified assets
1-4 family	17,492	22,987
Lot and land development	8,289	16,301
Multifamily	694	9,081
Residential construction	614	2,255
Commercial real estate	41,384	53,700
Commercial loans	10,050	6,355
Consumer loans	—	3

	$78,523	$110,682

(*)	The remaining balance of loans modified as troubled debt restructuring loans is included in non-performing loans. See the discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Losses” in the Notes to the Consolidated Financial Statements contained in this report.

Approximately $272,000, $810,000, $690,000 and $1,319,000 of gross interest income would have been recorded in the three and nine-months ended March 31, 2013 and 2012, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and nine-months ended March 31, 2013 and 2012 totaled approximately $7,000, $39,000, $45,000 and $903,000, respectively.

Total classified assets to Bank capital plus allowance for loan loss was 41.4% at March 31, 2013. Classified assets decreased $32.2 million from June 30, 2012 and substantially all classified loans by collateral location are in Texas. Bank management continues to be focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and nine-months ended March 31, 2013 and 2012 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance at beginning of period	$29,421	$18,636	$32,257	$23,530
Foreclosures	185	14,801	11,076	19,291
Sales	(5,363)	(3,959)	(18,369)	(12,555)
Write downs	(549)	(331)	(1,475)	(1,106)
Other	—	—	205	(13)

Balance at end of period	$23,694	$29,147	$23,694	$29,147

The following table presents classified assets as of March 31, 2013 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	Performing Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2007 or prior	$2,510	$9,084	$643	$3,198	$15,435
Fiscal 2008	7,349	9,735	194	6,592	23,870
Fiscal 2009	2,816	3,540	231	11,856	18,443
Fiscal 2010	5,985	1,335	1,369	5,849	14,538
Fiscal 2011	321	—	167	5,062	5,550
Fiscal 2012	413	—	—	100	513
Fiscal 2013	—	—	—	174	174

	$19,394	$23,694	$2,604	$32,831	$78,523

The following table presents an analysis of the allowance for probable loan losses for the three and nine-months ended March 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance at beginning of period	$18,637	$33,111	$22,402	$44,433
Charge-offs:
Residential construction	—	(457)	—	(1,477)
Lot and land development	—	(478)	(182)	(2,365)
1-4 family	—	(1,779)	(163)	(1,963)
Commercial real estate	—	(3,363)	(1,113)	(7,418)
Multifamily	—	(801)	—	(6,854)
Commercial loans	(51)	(541)	(1,659)	(1,700)
Consumer loans	—	—	—	(10)

Total charge-offs	(51)	(7,419)	(3,117)	(21,787)

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Recoveries:
Residential construction	$8	$8	$44	$143
Lot and land development	5	85	192	194
1-4 family	19	131	88	168
Commercial real estate	109	139	192	357
Commercial loans	34	120	405	192
Consumer loans	5	7	10	7

Total recoveries	180	490	931	1,061

Net charge-offs	129	(6,929)	(2,186)	(20,726)
Provision (recapture) charged to operations	—	—	(1,450)	2,475

	129	(6,929)	(3,636)	(18,251)

Balance at end of period	$18,766	$26,182	$18,766	$26,182

Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	0.8%	0.29%	2.2%

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

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in the second quarter fiscal 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio. The Bank plans to reestablish marketing efforts to implement a conservative loan growth plan consistent with its business plan which we believe will enhance our core earnings in future years.

The allowance for probable loan losses by loan type as of March 31, 2013 and June 30, 2012 was as follows (dollars in thousands):

	March 31, 2013			June 30, 2012
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$119	0.3%	0.6%	$350	0.5%	1.6%
Lot and land development	522	1.6	2.8	1,310	2.1	5.9
1-4 family	1,688	40.2	9.0	3,235	44.8	14.4
Commercial real estate	5,270	36.7	28.0	10,628	38.2	47.4
Multifamily	7,276	11.4	38.8	2,866	2.3	12.8
Commercial loans	3,884	9.5	20.7	4,004	11.9	17.9
Consumer loans	7	0.3	0.1	9	0.2	—

	$18,766	100.0%	100.0%	$22,402	100.0%	100.0%

At March 31, 2013, approximately 28.0% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 36.7% of its total loan portfolio. This was down from June 30, 2012 when approximately 47.4% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio. Even though our concentration in commercial real estate loans has decreased, because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio can lead to volatility in our earnings.

The loan loss allowance allocated to the multifamily loan portfolio has increased 154% from June 30, 2012 to March 31, 2013. This increase was due to the growth in the multifamily loan portfolio from $20.1 million at June 30, 2012 to $75.5 million at March 31, 2013 and the trend in the historical loss element of the general component of the allowance for loan losses.

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

Deposits

Average deposits and the average interest rate paid on deposits for the three and nine-months ended March 31, 2013 can be found in the discussion of the Bank’s net interest income under the caption “Results of Operations-Segment Information-Banking.”

The Bank had $13.2 million and $15.4 million of certificates of deposit of $100,000 or greater at March 31, 2013 and June 30, 2012, respectively. The Bank is funded primarily by deposits from Southwest Securities’ brokerage customers, which are classified as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At March 31, 2013, the Bank had $927.4 million in funds on deposit from customers of Southwest Securities, representing approximately 89% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three and nine-months ended March 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2013		2012		2013		2012
		Interest		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$13,493	3.9%	$13,149	4.8%	$13,493	3.9%	$13,149	4.8%
Average balance during period	13,335	3.9%	12,767	4.8%	14,306	4.1%	12,650	4.9%
Maximum month-end balance during period	15,304	—	13,474	—	16,704	—	15,046	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next 12 months. However, our forecast may not prove to be accurate or we may need to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the company’s sources of liquidity and capital. In fiscal 2012, this evaluation led to us entering into the Credit Agreement with Hilltop and Oak Hill, as discussed below. Should we determine we need to obtain additional debt at SWS Group, we would be required to obtain regulatory approval and approval from Hilltop and Oak Hill.

Credit Agreement

On July 29, 2011, we entered into the Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011 (assuming each exercises its warrant in full). The Credit Agreement contains restrictions and covenants to which we must adhere as long as the unsecured loan is outstanding. As of March 29, 2013, SWS Group had utilized $70.0 million of the $100.0 million available by: (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio; (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million, and (iii) contributing $30.0 million in capital to Southwest Securities. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional information concerning this Credit Agreement.

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

Short-Term Borrowings. At March 29, 2013, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines. At March 29, 2013, we had uncommitted broker loan lines of up to $375.0 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release collateral pledged against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At March 29, 2013, $151.0 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $192.4 million. Our ability to borrow additional funds is limited by our eligible collateral. For additional information, see the discussion under Risk Factors in the Fiscal 2012 Form 10-K.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At March 29, 2013, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement. At March 29, 2013, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at 0.5% per annum. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. The letter of credit agreement is renewable semi-annually. At March 29, 2013, we had outstanding, undrawn letters of credit of $50.0 million, bearing interest at a rate of 0.5% per annum. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $69.0 million at March 29, 2013.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement requires Southwest Securities to maintain a tangible net worth of $150.0 million. As of March 29, 2013, there was $35.0 million outstanding under this credit facility, which was collateralized by securities with a value of $49.9 million at March 29, 2013.

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

Secured Borrowings. We participate in transactions involving securities sold under repurchase agreements (“repos”), which are secured borrowings. These securities generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. We may be required to provide additional collateral based on the fair value of the underlying securities.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash. At March 31, 2013, the Bank had net borrowing capacity with the FHLB of $113.3 million. In addition, at March 31, 2013, the Bank had the ability to borrow up to $35.1 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio and is used to support short-term liquidity needs. This line of credit is due on demand and bears interest at a rate 50 basis points over the federal funds target rate. At March 31, 2013, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk-Banking.”) At March 31, 2013, $927.4 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At March 31, 2013, the Bank had a total risk-based capital ratio of 23.2% and the Bank had a Tier I (core) capital ratio of 13.1%. At March 31, 2013, the Bank had a Tier I risk-based capital ratio of 22.0%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate. In connection with the termination of the Order on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier I capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all capital adequacy requirements. As of March 31, 2013, the Bank met all capital requirements to which it was subject and satisfied the capital requirements to be defined as well-capitalized.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See “Note 28. Financial Instruments with Off-Statement of Financial Condition Risk” in the Notes to Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

Cash Flow

Net cash used in operating activities was $125.2 million and $16.5 million for the nine-months ended March 29, 2013 and March 30, 2012, respectively. The net cash used in operating activities for the nine-months ended March 29, 2013 was primarily due to a $102.1 million increase in securities owned, a $56.5 million increase in dealer and clearing organization accounts, a $19.4 million increase in securities purchased under agreements to resell and a $3.7 million decrease in other liabilities partially offset by a $49.1 million increase in securities sold, not yet purchased.

Net cash provided by investing activities was $115.0 million for the nine-months ended March 29, 2013. Net cash used in investing activities was $28.2 million for the nine-months ended March 30, 2012. The net cash provided by investing activities was primarily due to the $77.4 million of proceeds received on investments by both the Bank and the Company, $14.5 million of net proceeds received from the sale of certain fixed assets and real estate, $11.6 million of proceeds from the sale of loans, and an increase in proceeds received from loan repayments not otherwise offset by new loan originations and purchases, partially offset by a $161.7 million investment by the Bank in its securities portfolio.

Net cash provided by financing activities totaled $107.6 million and $49.2 million for the nine-months ended March 29, 2013 and March 30, 2012, respectively. The primary driver of the cash provided by financing activities was an increase in cash proceeds from short term borrowings.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

We periodically repurchase our shares of common stock under a plan approved by our Board of Directors. We do not currently have an approved plan, and any repurchase would require, in addition to Board of Directors approval, the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the nine-months ended March 29, 2013, the plan purchased 20,675 shares at a cost of approximately $121,000, or $5.86 per share, and 24,867 shares were sold or distributed to participants pursuant to the plan during the nine-months ended March 29, 2013.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the nine-months ended March 29, 2013, we purchased 4,647 shares of common stock with a market value of approximately $27,000, at an average of $5.78 per share, to cover tax liabilities.

Inflation

Our financial statements included herein have been prepared in accordance with GAAP. GAAP requires us to measure our financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered under GAAP. Our assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. The rate of inflation can also have a significant impact on securities prices and on investment preferences by our customers generally. In management’s opinion, changes in interest rates affect our financial condition to a greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including, among others, changes in the expected inflation rate, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-12.08%
+200	-8.42%
+100	-4.48%
0	0.00%
-50	-10.09%
-100	-13.69%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2013 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$510,203	$32,992	$54,514	$62,988
Securities and FHLB stock	5,339	15,520	23,341	379,245
Interest bearing deposits	157,436	—	—	—

Total earning assets	672,978	48,512	77,855	442,233

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Interest bearing liabilities:
Transaction accounts and savings	$957,679	$—	—	$—
Certificates of deposit	11,150	10,210	9,861	644
Borrowings	7,695	7,855	17,875	23,043

Total interest bearing liabilities	976,524	18,065	27,736	23,687

GAP	$(303,546)	$30,447	$50,119	$418,546

Cumulative GAP	$(303,546)	$(273,099)	$(222,980)	$195,566

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios, “Securities available for sale” in our available-for-sale portfolio and “Restricted cash and cash equivalents”, which are subject to interest rate and market price risk at March 29, 2013 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$10	$12,256	$5,751	$71,569	$109,586
U.S. government and government agency obligations	3,061	15,356	(13,992)	(443)	3,982
Corporate obligations	(4,361)	15,004	11,025	50,307	71,975

Total debt securities	(1,290)	42,616	22,784	121,433	185,543
Corporate equity securities	—	—	—	2,224	2,224
Other	26,253	—	—	—	26,253

	$24,963	$42,616	$2,784	$123,657	$214,020

Weighted average yield
Municipal obligations	1.8%	1.7%	1.5%	3.9%	3.0%
U.S. government and government agency obligations	—	0.8%	1.8%	4.6%	1.9%
Corporate obligations	0.8%	2.2%	3.7%	4.7%	3.5%
Restricted cash and cash equivalents
Restricted cash and cash equivalents	$30,047	$—	$—	$—	$30,047
Available-for-sale securities, at fair value
Securities available for sale	$17,914	$54,093	$39,041	$289,954	$401,002

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates have not materially changed since June 29, 2012. See the Fiscal 2012 Form 10-K for a discussion of our critical accounting policies.

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including statements contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information and constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words. By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

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

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report are described in this report under the headings “Overview,” “Risk Management” and “Critical Accounting Policies and Estimates,” in the Fiscal 2012 Form 10-K under the heading Risk Factors and our other reports filed with and available from the SEC. Our forward-looking statements are based on our current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. All such forward-looking statements that we make speak only as of the date on which they are made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is hereby incorporated by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of March 29, 2013. Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that, as of March 29, 2013, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under to the Exchange Act) during the three-months ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SWS Group, Inc.
(Registrant)

May 8, 2013	/S/ James H. Ross
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2013	/S/ Stacy M. Hodges
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2012

3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended March 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 29, 2013 and June 29, 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine-months ended March 29, 2013 and March 30, 2012; (iii) Consolidated Statements of Cash Flows for the nine-months ended March 29, 2013 and March 30, 2012 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.
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