Form 10-K
period 2013-06-30
SWS GROUP INC
filed 2013-09-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.  20549

FORM 10-K

(Mark One)

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes____  No__X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes_____  No_X___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X      No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    X       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____	Accelerated filer __X__
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes _______            No __X____

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2012 was $200,412,000 based on the closing price of the registrant’s common stock, $5.29 per share, as reported on the New York Stock Exchange on December 31, 2012.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 30, 2013, there were 33,076,003 shares of the registrant's common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Stockholders to be held on November 14, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

            From time to time we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain "forward-looking" information and constitute “forward-looking statements” within the meaning of applicable U.S. securities laws.  Such statements are generally identifiable by terminology such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.  By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on forward-looking statements and should recognize that such statements are predictions of future results, which may not occur as anticipated.    Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;
•	the volume of trading in securities;
•	the liquidity in capital markets;
•	the volatility and general level of securities prices and interest rates;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the level of customer margin loan activity and the size of customer account balances;
•	the demand for real estate in Texas, New Mexico and the national market;
•	the credit-worthiness of our correspondents, trading counterparties and of our banking and margin customers;
•	the demand for investment banking services;
•	general economic conditions, especially in Texas and New Mexico, and investor sentiment and confidence;
•	the value of collateral securing the loans we hold;
•	competitive conditions in each of our business segments;
•	changes in accounting, tax and regulatory compliance requirements;
•	changes in federal, state and local tax rates;
•	the ability to attract and retain key personnel;
•	the availability of borrowings under credit lines, credit agreements and credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business;
•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and
•	the potential for litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors or other market variables;
•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and
•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report include those factors described in the sections titled Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview,” “-Financial Condition,” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the Securities and Exchange Commission (the "SEC").  Our forward-looking statements are based on current beliefs, assumptions and expectations.  All forward-looking statements speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

PART I

ITEM 1. BUSINESS

We are a diversified financial services holding company focused on delivering a broad range of investment banking, commercial banking and related financial services to corporate, individual and institutional investors, broker/dealers, governmental entities and financial intermediaries.  We are the largest full-service brokerage firm headquartered in the Southwestern United States (based on the number of financial advisors).

For purposes of this report, unless the context otherwise indicates, references to “we,” “us,” “our,” “SWS” and the “company” mean SWS Group, Inc. collectively with all of our subsidiaries, and references to "SWS Group" mean solely SWS Group, Inc. as a single entity.

SWS Group is a Delaware corporation that was incorporated in 1972, and that has its common stock listed on the New York Stock Exchange (“NYSE”).  Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270.  Our telephone number is (214) 859-1800 and our website is www.swsgroupinc.com.  We do not intend for information contained on our website to be part of this Form 10-K.  We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.

The SEC also maintains an Internet site at www.sec.gov that contains our annual, quarterly and current reports, proxy and information statements and other electronic filings.  We make available free of charge on or through our website our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  Additionally, we will provide electronic or paper copies of our filings free of charge upon request.

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the NYSE.  It is also a member of the Financial Industry Regulatory Authority (“FINRA”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations.

Southwest Securities provides integrated trade execution, clearing and client account processing to over 150 financial service organizations, which includes correspondent broker/dealers and registered investment advisors in 29 states and Canada.  Southwest Securities serves individual investors through its private client group offices in Texas, California and Oklahoma and also serves institutional investors nationwide.  Southwest Securities also extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities.   For the fiscal year ended June 30, 2013, revenues from Southwest Securities accounted for approximately 73% of our consolidated revenues.

We also operate SWS Financial Services, Inc. (“SWS Financial”), a broker/dealer subsidiary that is also registered with FINRA.  SWS Financial contracts with 297 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business.  While these registered representatives must conduct all of their securities business through SWS Financial, they may separately conduct insurance, real estate brokerage or other business for other companies or for their own accounts.  The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities' registered representatives to compensate them for their added expenses.  SWS Financial is a correspondent of Southwest Securities.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”).  The Bank is a federally chartered savings bank, organized and existing under the laws of the United States and regulated since July 21, 2011 by the Office of the Comptroller of the Currency (the “OCC”).  Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”).  As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc Holdings, Inc. (“SWS Banc”).  The Bank conducts business from its main operating facilities and headquarters in Dallas, Texas and 9 banking center locations in Texas and New Mexico. In 2003, SWS Banc was incorporated in the state of Delaware as a wholly-owned subsidiary of SWS Group, and became the sole stockholder of the Bank in 2004.

PRODUCTS AND SERVICES

In fiscal 2013, we operated through four business segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.  The segments are managed separately based on the types of products and services offered and their related client bases and are consistent with how we manage our resources and assess our performance.  For more information about each of these business segments, see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.  See also Note 23 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the revenues, income (loss) and total assets of each of our business segments.

Clearing.  Our Clearing segment provides clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis).  Our clientele includes general securities broker/dealers and firms specializing in high-volume trading.

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

In addition to clearing trades, we tailor our services to meet the specific needs of our clients and offer products and services such as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms.  High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis.  As of June 30, 2013, we provided clearing services for two high-volume trading firms.  The nature of services provided to the customers of high-volume trading firms and the internal costs necessary to support them are substantially lower than the standard correspondent costs and services.  Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

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

Retail Securities. We act as securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee registered representatives or our independent contractor arrangements.  As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions.  Through our insurance subsidiaries, we hold insurance licenses in 44 states in order to facilitate the sale of insurance and annuity products by our financial advisors to retail clients.  In most cases, we charge commissions to our clients in accordance with our established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors.  Some of our registered representatives also maintain licenses to sell certain insurance products.  Southwest Securities is registered with the Commodity Futures Trading Commission ("CFTC") as a non-guaranteed introducing broker and is a member of the National Futures Association ("NFA").  Southwest Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States.

Our financial advisors work with their individual clients to create investment portfolios based on the client's specific financial goals and tolerance for risk.  We provide access to fee-based platforms and a wide array of products and services including access to investment management programs that can be tailored to the individual client relationship to enhance the financial advisor's business and benefit his or her clients.

At June 30, 2013, Southwest Securities employed 167 registered representatives in 17 retail brokerage offices (one located in each of Austin, Dallas, Georgetown, Houston, League City, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; one located in each of Oklahoma City and Norman, Oklahoma; one located in each of Beverly Hills, Monterey, Sacramento, San Diego and San Francisco, California).  In addition, at June 30, 2013, SWS Financial had contracts with 297 independent retail representatives for the administration of their securities business.

Insurance.  Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc (collectively, "SWS Insurance") hold insurance agency licenses in 44 states to allow our registered representatives to sell insurance and annuity products to their retail customers.   We retain no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

            Managed Accounts.  Through the Investment Management Group of Southwest Securities, we provide a number of advisory programs that offer advisors a wide array of products and services for their advisory business.

Margin Lending.  We extend credit on a secured basis directly to our customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate securities transactions.  This credit, which generates interest income, is known as "margin lending" and is conducted primarily in our clearing and retail segments.  We extend margin credit to correspondent firms only to the extent that such firms pledge their own ("proprietary") assets as collateral.  Our correspondents are required to indemnify us against margin losses in their customers’ accounts.  Because we must rely on the guarantees and general creditworthiness of our correspondents, we may be exposed to significant risk of loss if they are unable to meet their financial commitments should there be a substantial adverse change in the value of the margined securities.

In customer margin transactions, the client borrows money from us to purchase securities or for other purposes.  The loan is collateralized by the securities purchased or by other securities owned by the client.  Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate.  The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds.  The amount of the loan is subject to the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System, FINRA margin requirements and our internal policies.  In most transactions, Regulation T limits the amount loaned to a customer for the purchase of securities to 50% of the purchase price.  Furthermore, in the event of a decline in the value of the collateral, FINRA requirements regulate the percentage of client cash or securities that must be on deposit as collateral for the loan.

In permitting clients to purchase on margin, we are subject to the risk that the value of our collateral could fall below the amount of that client's indebtedness.  Agreements with margin account clients permit us to liquidate the clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral.  Despite those agreements, we may be unable to liquidate the clients’ securities for various reasons including, but not limited to, a thin trading market, an excessive concentration or the issuance of a trading halt.

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

Institutional.    The Institutional segment is comprised of businesses serving institutional customers in the areas of securities borrowing and lending, municipal finance, investment banking, fixed income sales and equity trading. Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from taxable and municipal securities transactions.

Securities Lending Activities.  Our securities borrowing and lending business includes borrowing and lending securities for other broker/dealers, lending institutions and our own clearing and retail operations.  These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date and lending securities to other broker/dealers for similar purposes.

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

            Securities borrowing and lending transactions are executed pursuant to written agreements with counterparties that generally require securities borrowed and loaned to be marked-to-market on a daily basis, excess collateral to be refunded, and deficit collateral to be furnished.  Collateral adjustments are made on a daily basis through the facilities of various clearinghouses.  We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation.  Our management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty.  The securities lending business is conducted primarily from Southwest Securities’ New Jersey office using a specialized sales force.

             Municipal Finance.  Our municipal finance business earns investment banking revenues by assisting public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital.  Our municipal finance professionals assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions.

            Southwest Securities maintains municipal finance branch offices in Allen, Austin, Dallas and San Antonio, Texas; Aliso Viejo, Cardiff,  Encino and Huntington Beach, California; Palm Beach Gardens, Florida, Chicago, Illinois, New York, New York, Albuquerque, New Mexico; Charlotte, North Carolina; Lexington, Kentucky; Columbia, South Carolina and Memphis Tennessee.

            Participation in firm commitment municipal underwritings can expose us to material risk because we may not be able to sell the securities we have committed to purchase at the initial offering price.  In addition, federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations of such laws and regulations in connection with sales of securities by underwriters to the public.

            Fixed Income Sales and Equity Trading.  Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products.  The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions.  Southwest Securities has fixed income offices in Dallas and The Woodlands, Texas; Encino and San Francisco, California; Aspen and Evergreen, Colorado; Ft. Lauderdale and Palm Beach Gardens, Florida; Chicago, Illinois; Bloomfield, New Jersey; New York, New York and Memphis, Tennessee.

Our equity trading department focuses on providing best execution for equity and option orders for clients.  We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Our syndicate department, housed within our fixed income sales group, coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and markets our selling allotments to institutional clients and to other broker/dealers.

Banking.  The Banking segment offers traditional banking products and services through 9 full-service banking centers with nine banking centers located in Texas, one located in each of Arlington, Dallas, El Paso, Fort Worth, Granbury, Southlake and Waxahachie, and one located in each of Albuquerque and Ruidoso, New Mexico .  Our focus in business banking includes small business ("SBA") lending.  We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers.

The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit.  As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans.  Customers have access to comprehensive Internet banking services and online bill payment.    The Bank offers commercial loans, commercial real estate loans and consumer loans, primarily in Texas and New Mexico.

Our mortgage purchase division purchases participations and sub-participations in newly originated residential loans (mainly 1-4 family residential loans) from various mortgage bankers nationwide.  In the fourth quarter of fiscal 2012, the Bank signed a sub-participation agreement with a non-affiliate bank to sub-participate in this bank’s mortgage purchase program.  We have made a maximum total commitment of $20.0 million pursuant to this agreement.  The loans are pre-committed for sale by the mortgage company to secondary investors.  As of June 30, 2013, none of the $174.0 million purchased mortgage loans held for investment balance was from this sub-participation agreement.  The purchased mortgage loans held for investment are held by the Bank on average for 25 days or less.  Approximately 95% of the loans conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae, and the rest are “A” credit jumbo loans.  As of the date of this report, the Bank had approximately 50 customer/originators across the nation.  Although the Bank is exposed to credit risk before the loans are sold by the mortgage company, currently there is no recourse to the Bank after the mortgage company sells the loan to the secondary investor.

The Bank earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors.

Revenues by Source

The following table shows our revenues by source for the last three fiscal years (dollars in thousands):

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$ 8,719	3%	$ 9,385	3%	$ 10,708	3%
Commissions:
Listed equities	191	-	163	-	232	-
Over-the-counter equities	42,234	13	35,119	10	36,036	9
Corporate bonds	17,824	6	19,082	6	23,540	6
Government bonds and mortgage-backed
securities	7,837	2	14,275	4	14,951	4
Municipal bonds	37,268	12	46,687	13	50,962	13
Options	831	-	1,058	-	1,295	-
Mutual funds	14,639	5	11,739	3	11,744	3
Other	4,796	1	3,732	1	3,907	1
	125,620		131,855		142,667
Interest	97,350	30	122,120	35	138,867	36
Investment banking fees:
Corporate finance	3,613	1	4,606	1	4,215	1
Municipal finance	18,128	6	17,060	5	15,937	4
Taxable fixed income	8,947	3	8,448	2	10,319	3
Other (trading and other)	67	-	57	-	83	-
	30,755		30,171		30,554
Advisory and administrative fees:
Money market funds	-	-	(552)	-	435	-
Managed account fees	12,008	4	9,206	3	8,101	2
Other	2,492	1	1,989	-	2,083	1
	14,500		10,643		10,619
Net gains on principal transactions:
Equity securities	1,027	-	44	-	1,123	-
Municipal securities	3,519	1	19,511	5	22,459	6
Corporate bonds	5,469	2	4,931	1	5,739	1
Government issues	(514)	-	(3,286)	-	3,345	1
Other	7,894	2	6,849	2	4,573	1
	17,395		28,049		37,239
Other:
Insurance products	15,221	5	13,563	4	12,919	3
Other security accounts fee revenue	2,506	1	2,645	1	2,907	1
Floor brokerage	705	-	814	-	732	-
Non-interest bank revenue	2,678	1	2,718	1	(838)	-
Regulatory fees	302	-	293	-	404	-
Other	2,363	1	1,485	-	3,041	1
	23,775		21,518		19,165
Total revenue	$ 318,114	100%	$ 353,741	100%	$ 389,819	100%

COMPETITION

We encounter intense competition in our businesses.  We compete directly with securities firms and banks, many of which have substantially greater capital and other resources than we have.  We also encounter competition from insurance companies and financial institutions in many elements of our businesses.

The brokerage entities compete with other brokerage and financial services companies principally on the basis of service, product selection, price, location and reputation.  We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services.  We compete for the correspondent clearing business on the basis of service, reputation, financial strength, price, technology and product selection.

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

The Bank also operates in an intensely competitive environment.  This environment includes other banks, credit unions, nonbank lenders and insurance companies.  The competition ranges from small community banks to large multinational commercial banks.  As with the securities industry, the ability to attract and retain skilled professionals is critical to the Bank’s success.  To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs.  The Bank competes for community banking customers locally based on reputation, service, location and price.  The Bank also competes nationally for the purchase of residential loans through its mortgage purchased division.

REGULATION

We operate in the financial services industry as, among other things, a securities broker/dealer, an SEC registered investment adviser and a bank. As a result, our businesses are highly regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and national securities exchanges and, to a lesser extent, by foreign governmental agencies and financial regulatory bodies.  As a matter of public policy, regulatory bodies in the United States are charged with, among other things, safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers, including depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, not with protecting the interests of regulated entities or their creditors or stockholders.

Significant laws and regulations that are applicable to us are described below. The description is a summary that is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal, state and other regulatory bodies.

We are regulated by the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the regulations promulgated hereunder, as administered by the SEC.  As a public company with common stock listed on the NYSE, we are subject to corporate governance requirements established by the SEC and the NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes- Oxley Act”), we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee and ethical standards for our senior financial officers. Also, under Section 404 of the Sarbanes-Oxley Act, we are required to assess the effectiveness of our internal controls over financial reporting and to obtain an opinion from our independent auditors regarding the effectiveness of our internal controls over financial reporting.  Under SEC and NYSE rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

SWS Group is a legal entity that is separate and distinct from its banking and non-banking subsidiaries. The principal sources of funds for SWS Group are cash dividends paid by its subsidiaries, capital contributions from the sale of its securities, investment income, and borrowings. Federal laws normally limit the amount of dividends or other capital distributions that a banking institution can pay, and the Bank must obtain prior approval from the OCC before it can pay dividends to us.

 Due to the economic crisis, many new regulations and statutes have been proposed or enacted over the past several years that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States.  Most notably, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted.

The Dodd-Frank Act sought to restore responsibility and accountability to the U.S. financial system by significantly altering the regulation of financial institutions and the financial services industry.  Most of the provisions contained in the Dodd-

Frank Act have delayed effective dates, and full implementation will require many new rules to be issued by federal regulatory agencies over the next several years.  While we continue to closely monitor the implementation of the Dodd-Frank Act, including new and proposed regulations, the full impact of the new rules on our business is still uncertain.

Among other things, the Dodd-Frank Act:

•

Established the Consumer Financial Protection Bureau (the “Bureau”), an independent organization within the Federal Reserve that (i) protects consumers through education, (ii) promulgates regulations that implement specified consumer protection laws applicable to all entities offering consumer financial products or services and (iii) enforces regulations that it promulgates.

•

Established the Financial Stability Oversight Council, which has the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management and other requirements for these financial institutions.

•	Abolished the OTS and transferred its functions, powers, authorities, rights, and duties related to the following to other federal banking agencies on July 21, 2011:
o	Those related to the supervision of savings and loan holding companies and their subsidiaries (other than depository institutions) were transferred to the FRB;
o	Those related to federal savings associations were transferred to the OCC; and
o	Those related to state savings associations were transferred to the Federal Deposit Insurance Corporation (“FDIC”).
•	Established minimum capital requirements for depository institution holding companies.
•	Changed the base for FDIC insurance assessments.
•	Increased the minimum reserve ratio for the DIF from 1.15% to 1.35%.
•	Permanently increased the deposit insurance coverage amount from $100,000 to $250,000.
•	Directed the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.
•	Limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading.
•	Granted the U.S. government the authority to liquidate or take emergency measures with respect to troubled nonbank financial companies, including the establishment of an orderly liquidation fund.
•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
•	Increased regulation of mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration.
•	Established new disclosure and other requirements relating to executive compensation and corporate governance.
•	Increased transparency of non-hedging derivative trading activity, with the goal of limiting speculation and increasing accountability in the commodities and derivatives (including swaps) markets.
•	Removed the prohibition on paying interest on demand deposit accounts.

 From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory bodies.  These initiatives may include proposals to expand or contract the powers of holding companies and depository institutions or proposals to substantially change the regulatory system for financial institutions.  Such legislation could change banking and brokerage statutes and our operating environment in substantial and unpredictable ways.  If enacted, such legislation or regulatory changes could increase or decrease our cost of doing business (including increased compliance costs), limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation or regulatory initiatives will be enacted, and, if enacted, the impact that it, and any implementing regulations, would have on our financial condition or results of operations.  Any change in statutes, regulations or regulatory policies, or their implementation, interpretation, or enforcement, applicable to us or any of our subsidiaries could have a material adverse effect on our business.

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

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (including hedge funds and private equity funds), subject to certain exceptions.  This provision is commonly called the “Volcker Rule”.   In October 2011 and January 2012, federal regulators proposed rules to implement the Volcker Rule. The proposed rules are highly complex, and many aspects of their application remain uncertain.

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement for savings and loan holding companies, including SWS Group. Under this requirement, SWS Group is expected to commit resources to support the Bank, including at times when it may not be in a financial position to provide such resources. Any capital loans by a holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.   In the event of a holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. The implementing regulations for the “source of strength” statute have not been proposed.

Regulation of the Securities Business. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and FINRA.  Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) that govern their members and the industry.  Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in the U.S. Virgin Islands and Puerto Rico.  Federal, state and other regulatory authorities have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the applicable rules and regulations.

Broker/dealers are subject to regulations that cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, sales methods and conduct, experience and training requirements for certain employees, the conduct of investment banking and research activities and the manner in which we prevent and detect money-laundering activities. Legislation and changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers.  The SEC, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or revocation of a broker/dealer firm, its officers or employees.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule (Exchange Act Rule 15c3-1).  Generally, a broker/dealer’s net capital is equal to its net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges.  The SEC and FINRA impose rules that require notification when net capital falls below a certain threshold.  These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker/dealer and constrain the ability of a broker/dealer to expand its business under certain circumstances.  If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory authority, and suspension or revocation by these regulators could ultimately lead to the firm’s liquidation.

Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of June 30, 2013, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $141.1 million, which exceeded the amounts required by $134.3 million.    As of June 30, 2013, SWS Financial had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $713,000, which exceeded the amounts required by $463,000.  However, the amount of net excess capital can change dramatically within a short period of time due to a variety of factors.

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms.  SIPC provides protection for clients’ cash and securities up to $500,000 per customer account, of which a maximum of $250,000 may be in cash.

Our broker/dealer subsidiaries must also comply with the USA PATRIOT Act of 2001 (the “Patriot Act”), and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system.  We are required to have systems and procedures to ensure compliance with such laws and regulations.

Southwest Securities and SWS Financial are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Investment Advisers Act of 1940, as amended.  The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures.  Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers.  The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, suspension, revocation or expulsion of an investment advisory firm, its officers or employees.

Certain activities of some SWS subsidiaries are regulated by the CFTC and various commodity exchanges. Southwest Securities and SWS Financial are registered as introducing brokers with the CFTC and NFA.  The CFTC also has net capital regulations (CFTC Rule 1.17) that must be satisfied. Our futures business is also regulated by the NFA, a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Banking Regulations.  We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations.

As a savings and loan holding company, we are subject to regulation and examination by the FRB. The Bank is subject to regulation and examination by the OCC (its primary federal regulator).  The banking regulators,  including the OCC, FDIC and FRB have broad and, in some cases, overlapping, authority to prohibit activities of holding companies, federal savings banks, their non-banking subsidiaries, directors, officers and other institution affiliated parties (such as attorneys and accountants) that represent unsafe and unsound banking practices or that constitute violations of laws or regulations.  The OCC can assess civil money penalties for violations of law, certain orders, written conditions or written agreements with the OCC, as well as certain knowing and reckless activities, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1.375 million for each day the activities continue.

The Dodd-Frank Act transferred the functions of the OTS (other than consumer protection) as they relate to the Bank to the OCC, and as they relate to SWS Group, to the FRB on July 21, 2011 (“Transfer Date”).   Eventually, we will be required to comply with capital and activity requirements similar to those currently applicable to bank holding companies.  In addition, the Dodd-Frank Act enacted new minimum capital requirements for depository institution holding companies and federal banking agencies have approved final rules implementing these statutory provisions for reporting periods after January 1, 2015.  The OCC published a final rule on the Transfer Date clarifying the application of its rules to federal savings banks in certain areas, including assessments, preemption of state law, visitorial powers and other clarifying administrative matters.

The Dodd-Frank Act also requires the FRB to mandate that any bank holding company or savings and loan holding company serve as a “source of strength” for any subsidiary that is a depository institution.  The Dodd-Frank Act gave the federal banking agencies one year after the Transfer Date to issue joint final rules related to the “source of strength” requirement, however, these rules have not been proposed.  “Source of strength” is defined as the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.  Once these rules are finalized,  SWS Group will be required to be a “source of strength” for the Bank.

In July 2010, the FDIC voted to revise its existing Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing authority over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

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

Federal statutes and OCC regulations have established five capital categories for federal savings banks:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The federal banking agencies have jointly specified by regulation the relevant capital level for each category.  An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.   As of June 30, 2013, the Bank was deemed to be “well capitalized,” without giving effect to the final Basel III capital rules.   See also Note 18 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released a revised final framework for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”.   In July 2013, the OCC and FRB approved their final rule that implements the Basel III regulatory capital reform and certain changes required by the Dodd-Frank Act in the United States.   Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations, including the company and the Bank.  To be well capitalized for purposes of the prompt correction action levels of the Basel III final rule, an insured depository institution must maintain a total risk-based capital ratio of 10% or more; a tier 1 capital ratio of 8% or more; a common equity tier 1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more.  An adequately-capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a tier 1 capital ratio of 6% or more; a common equity tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4% or more.  An insured depository institution is undercapitalized under the final rule if its total capital ratio is less than 8%, if its tier 1 capital ratio is less than 6%, its common equity tier 1 capital ratio is less than 4.5%, or its leverage ratio is less than 4%.  If an institution’s tier 1 capital ratio is less than 4%, or its common equity tier 1 capital ratio is less than 3%, it would be considered significantly undercapitalized. The other numerical capital ratio thresholds for being significantly undercapitalized are the same as the current rules.

Under the Basel III final rule, the new common equity tier 1 capital to risk-weighted assets ratio, the Tier I capital ratio and the total capital ratio will also have a capital conservation buffer of 2.5% of risk-weighted assets that will phase in beginning on January 1, 2016 though January 1, 2018.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.    On the quality of capital side, the Basel III final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments.  The Basel III final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

The effective date for this new capital framework for us is January 1, 2015.

Under the Basel III final rule, the Bank will now calculate tangible equity based on average total assets rather than period-end total assets.  Bank regulators are required to take “prompt corrective action”, or PCA, to resolve problems associated with insured depository institutions whose capital declines below certain levels.  Federal banking agencies are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions that are “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The severity of the action depends upon the capital category in which the institution is placed.  The new capital conservation buffer is designed to absorb losses in stressful periods and the banking agencies believe that it is appropriate for a depository institution to be able to use some of its capital conservation buffer without being considered less than well capitalized for PCA purposes.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

In the event an institution becomes “undercapitalized,” it must submit an acceptable capital restoration plan to the appropriate regulator.  The capital restoration plan will not be accepted by the regulators unless, among other requirements, each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.  Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

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

All FDIC insured institutions are required to pay assessments to the FDIC based on their average assets.  In fiscal 2012, the Bank paid an assessment rate of 23 basis points.  Due to continued improvement in the credit quality of the Bank’s loan portfolio, the FDIC assessment rate was decreased to 14 basis points in the second half of fiscal 2013.   The Bank believes that this change will result in significant FDIC insurance costs savings.

All FDIC insured institutions are required to pay additional assessments to the FDIC at an annual rate of approximately 0.64 basis points of average assets to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

      Numerous regulations promulgated by the federal banking agencies, including the Bureau, as amended from time to time, affect the business operations of the Bank. These include regulations relating to holding company regulation, equal credit opportunity, electronic fund transfers, fair credit reporting, fair debt collection, service members civil relief, collection of checks, insider lending, lending limits, truth in lending, truth in savings, home ownership and equity protection, transactions with affiliates and availability of funds. Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the historical effect of the reserve requirements is to increase the Bank’s cost of funds. The Federal Reserve banks are authorized to pay interest on reserves, subject to regulations of the FRB, effective October 1, 2008.

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

      The Bank Secrecy Act, the PATRIOT Act and rules and regulation of the Office of Foreign Assets Control (“OFAC Rules”) include numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act, the PATRIOT Act and OFAC Rules.

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

The Bank has committed $8.0 million to three investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA.  As of June 30, 2013, the Bank had invested $180,000 of its aggregate commitment to the three funds.  These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank’s ownership interest to 3% in any private equity fund.  The federal agencies that will enforce the Volcker Rule have stated  that it will become effective July 21, 2014.   After the Volcker Rule becomes effective, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010, and funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed.  The Bank’s ownership percentage in two of the limited partnership equity funds are greater than 3% and would qualify as illiquid funds.  In addition, these limited partnership equity funds may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA.  The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Transactions between the Bank and its nonbanking affiliates, including us, are subject to Section 23A of the Federal Reserve Act.  In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties.  Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on substantially the same terms, or at least terms as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.  The FRB’s Regulation W implements Section 23A and 23B of the Federal Reserve Act and codifies prior interpretive guidance with respect to affiliate transactions.  On July 21, 2011, an amendment made in the Dodd-Frank Act became effective to amend the definition of “affiliate” in Section 23A of the Federal Reserve Act to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment advisor.”

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions, their subsidiaries and holding companies.  These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.  On July 21, 2011, an amendment made in the Dodd-Frank Act became effective to amend the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction between the member bank and the person within the definition of an extension of credit to an insider.

Subject to various exceptions, savings and loan holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

We are subject to the requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008,(the “SAFE Act”).  The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state.  As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check.  The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration.  Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

      Although our lending activities expose us to some risk of liability for environmental hazards, we do not currently have any significant liabilities for environmental matters.

 INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC.  SIPC provides protection for clients up to $500,000 each with a limitation of $250,000 for claims for cash balances for all of our broker/dealers.  Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides coverage for Southwest Securities and SWS Financial in certain circumstances for securities held in clients' accounts with a $100 million aggregate limit.

            The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits of $250,000 for each depositor in accordance with FDIC rules.  The FDIC’s DIF is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

EMPLOYEES

            At June 30, 2013, we employed 1,055 individuals.  Southwest Securities, SWS Financial and SWS Insurance employed 876 of these individuals, 167 of whom were full-time registered representatives, and the Bank employed 179 individuals.  In addition, 297 registered representatives were affiliated with SWS Financial as independent contractors.

CUSTOMERS

As of the date of this report, we provided full-service securities brokerage to approximately 57,000 client accounts and clearing services to approximately 105,000 additional client accounts.  No single client accounted for a material percentage of our total business.

As of the date of this report, we provided deposit and loan services to approximately 96,000 customers through the Bank and its subsidiaries, which included approximately 91,000 Southwest Securities’ customer accounts.  No single customer accounted for a material percentage of the Bank’s or our total business.

TRADEMARKS

We own various registered trademarks and service marks, including "Southwest Securities," "SWS," "SWS Financial," "Southwest Securities, FSB," and "SWS Group," which are not material to our business.    We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

 The following table lists our executive officers and their respective ages and positions on September 6, 2013, followed by a brief description of their business experience over the past five years.  Each listed person has been appointed to the indicated office by our Board of Directors.

Name	Age	Position
James H. Ross	63	Director, President and Chief Executive Officer
Stacy M. Hodges	50	Executive Vice President, Chief Financial Officer and Treasurer
Daniel R. Leland	52	Executive Vice President
Richard H. Litton	66	Executive Vice President
W. Norman Thompson	57	Executive Vice President and Chief Information Officer
Allen R. Tubb	59	Executive Vice President, General Counsel and Secretary
Robert A. Chereck	65	Executive Chairman and President of Southwest Securities, FSB

James H. Ross was named President, Chief Executive Officer and a member of the Board of Directors of SWS Group on October 28, 2010. Prior to October 28, 2010, Mr. Ross had served as interim Chief Executive Officer and a member of the Board since August 18, 2010. He previously served as Executive Vice President since November 2004 and, in September 2007, was elected President and Chief Executive Officer of Southwest Securities. Mr. Ross served as the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He served as Chief Executive Officer of SWS Financial from September 2004 to April 2011.  Mr. Ross came to Southwest Securities in 2004 to head the Private Client Group’s brokerage office in Dallas, Texas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions ranging from financial advisor to branch manager. He began his securities industry career in 1975.

Stacy M. Hodges was named as our Chief Financial Officer and Treasurer on August 25, 2011 and prior to August 25, 2011, had served as interim Chief Financial Officer and Treasurer since October 12, 2010. She has served as Executive Vice President since February 1999. She previously served as Treasurer and Chief Financial Officer from August 1998 to August 2002. Ms. Hodges was Controller from November 1994 to August 1998. Ms. Hodges served as a Director of Southwest Securities from June 1997 to August 2002 and from January 2012 to the present and served as Chief Financial Officer of Southwest Securities from June 1997 to December 2011. Prior to joining Southwest Securities, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges serves as a trustee on the board of SIFMA’s Securities Industry Institute as well as a member of the Baylor University Accounting Advisory Council.  Ms. Hodges is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs.

Daniel R. Leland has served as our Executive Vice President since May 2007. Mr. Leland was also Executive Vice President from February 1999 to September 2004.  He served as President and Chief Executive Officer of Southwest Securities from August 2002 to September 2004.  He also served as Executive Vice President of Southwest Securities from July 1995 to August 2002 and was re-elected in February 2006. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993.  Mr. Leland has been an arbitrator for the National Association of Securities Dealers (NASD) and is a past Vice Chairman of the District 6 Business Conduct Committee.  He is a past board member of the Bond Dealers of America and previously served as the chair of the Taxable Committee.

Richard H. Litton has served as our Executive Vice President and as Executive Vice President of Southwest Securities for the Public Finance Division since July 1995.  Beginning in September 2006, he became primarily responsible for the entire municipal securities product area of Southwest Securities.  Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch.  Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is a past member and director of the Municipal Advisory Council of Texas and currently serves on the Municipal Executive Committee and the Municipal Legal Advisory Committee of the Securities Industry and Financial Markets Association (SIFMA).

W. Norman Thompson has served as our Executive Vice President and Chief Information Officer since January 1995. Mr. Thompson was associated with Kenneth Leventhal & Co. (now a part of Ernst & Young LLP) in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an auditor with KPMG LLP from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG LLP, he was heavily involved in information technology auditing and consulting.

Allen R. Tubb was elected as our Vice President, General Counsel and Secretary in August 2002 and Executive Vice President in November 2011. He joined SWS as Corporate Counsel and Secretary in October 1999. From 1979 to 1999, Mr. Tubb was employed with Oryx Energy Company and its predecessor Sun Exploration and Production Company in various capacities including Chief Counsel, Worldwide Exploration and Production. Mr. Tubb is a member of the Texas Bar Association.

Robert A. Chereck has served as Executive Chairman and President of Southwest Securities, FSB since May 2012. Prior to joining Southwest Securities, FSB, Mr. Chereck was Executive Vice President, Southwest Division Manager and Dallas Regional President with Wells Fargo Bank, N.A., (“Wells Fargo”) in Dallas. He began with Wells Fargo in 1996 when the company acquired First Interstate Bank of Texas, N.A., where Mr. Chereck served as the Group Manager overseeing all of the wholesale activities of the bank. At Wells Fargo, he was Executive Vice President and Division Manager of 11 regional banking offices in New Mexico, Oklahoma and Texas. Mr. Chereck also managed the Energy Group of Wells Fargo until 2008. Mr. Chereck has also served as President and Owner of Norwich Financial Associates, Inc., a financial services and consulting company in Dallas, and as Managing Director of Mason Best Company, a privately held merchant banking firm. He began his career with InterFirst Bank Dallas, where he served in a variety of senior-level positions, including Executive Vice President managing the Dallas Corporate Division. Mr. Chereck is currently Chairman of the Board of Children’s Medical Center and Chairman of the Dallas Citizens Council. He is Past Chairman of the Dallas Regional Chamber and serves on the Board’s Executive Committee. Mr. Chereck has also served three terms on the City of Dallas Housing Finance Corporation and was a member of the Downtown Dallas Association Board. In addition, he is a member of the Advisory Council for the University of Texas McCombs Business School. He earned a Bachelor of Arts in political science and a Master of Business Administration in finance and accounting from the University of Texas at Austin.

ITEM 1A. RISK FACTORS

Our business, reputation, financial condition, operating results and cash flows can be impacted by a number of factors.  Many of these factors are beyond our control and may significantly impact us during periods of market volatility or reduced liquidity.  The potential harm from any one of these risks, or others, could cause our actual results to vary materially from recent results or from anticipated future results.  Some risks may adversely impact not only our own operations, but the banking or securities industry in general which could also produce marked swings in the trading price of our securities.   Although the risks

described below are those that management believes are the most significant, these are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also materially affect our business, reputation, financial condition, operating results and cash flows.  We may amend or supplement these risk factors from time to time in the reports we file with the SEC.

RISKS SPECIFIC TO OUR INDUSTRIES

Compliance with regulatory reform legislation may increase our costs and limit our ability to pursue business opportunities.  On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. The full impact of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is still uncertain. SWS Group and the Bank will be subject to additional significant regulatory requirements, which may have a material impact on each or both of them, or SWS as a whole. The principal effects of the Dodd-Frank Act on our business include:

•	changes to the supervisory structure for SWS Group and the Bank;
•	changes to regulatory capital requirements applicable to SWS Group and the Bank;
•	establishment of the Bureau with broad authority to implement new consumer protection regulations;
•	increases in the minimum reserve ratio for the deposit insurance fund of the FDIC to 2.00% and a change in the base for FDIC insurance assessments; and
•	proposed prohibitions on “proprietary trading” and proposed limitations with respect to the sponsorship of, and investment in, hedge funds and private equity under the Volcker Rule.

As a result of the Dodd-Frank Act, the OTS was abolished and, on July 21, 2011, the OCC took over supervision and regulation of federal thrifts, such as the Bank, and the FRB took over supervision and regulation of savings and loan holding companies, including SWS Group. As a result, we will be subject to the regulatory capital and activity requirements, including the new Basel III regulatory capital framework approved by the FRB in July 2013. The Dodd-Frank Act also requires that SWS Group serve as a “source of strength” for the Bank.

The Dodd-Frank Act created a new independent regulatory body, the Bureau, which was given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by this new independent regulatory body.

We are closely monitoring regulatory developments related to the Volcker Rule.  Until the final regulations under the Volcker Rule are adopted, the precise definition of prohibited “proprietary trading”, the scope of any exceptions for market making and hedging, and the scope of permitted hedge fund and private equity fund investments remains uncertain.  It is unclear under the proposed rules whether some portion of our market-making and risk mitigation activities that are currently conducted will be required to be curtailed or will be otherwise adversely affected.  In addition, the proposed rules would prohibit certain securitization structures and would prohibit U.S. banking entities from sponsoring or investing in certain non-U.S. funds.  Also, with respect to certain of our investments in illiquid private equity funds, if regulators do not exercise their authority to permit us to hold such investments beyond the minimum statutory divestment period, we could incur substantial losses when we dispose of such investments, as we may be forced to sell such investments at a substantial discount in the secondary market as a result of both the constrained timing of such sales and the possibility that other financial institutions are liquidating their investments at the same time.  When the final regulations are promulgated, we will make plans to implement compliance with the Volcker Rule.

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

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.  Governmental and regulatory scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years.  The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials.  Press coverage and other public statements that assert some form of wrongdoing often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.  Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry.  Adverse publicity, governmental and regulatory scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our business, financial condition, and results of operations or cash flows.

Failure to comply with state and federal laws governing our securities and banking operations, or the regulations adopted by self-regulatory agencies having jurisdiction over us, could have material adverse effect on our business.  Broker/dealers, investment advisors and banks are subject to regulation in almost every facet of their operations.  Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel.  We could be subject to disciplinary or other actions due to alleged non-compliance with these laws or regulations or possibly for the alleged non-compliance of our correspondents.  If non-compliance is alleged by a regulatory authority, our management’s efforts could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business.  Our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof.  In addition, the failure of the Bank to maintain its status as “well capitalized” could lead to regulatory sanctions and limitations and could lead federal banking agencies to take prompt corrective action.  Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The impact of the changing regulatory capital requirements and new capital rules are uncertain.  In July 2013, the OCC and FRB approved a final rule that will substantially amend the risk-based capital rules applicable to SWS Group and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for SWS Group and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for SWS Group and the Bank could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

Our business has been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally.  Our business is affected by conditions in the financial markets and economic conditions generally around the world. The financial services industry and the securities markets generally are materially and adversely affected by recessionary or volatile environments which can cause significant declines in the value of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our customers and clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer and investor confidence have negatively impacted, and may continue to negatively impact, our business.

      Our financial performance is highly dependent on the business environment in which we operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence, active new issuance markets for fixed income and equity securities and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our business could be adversely affected.

            Overall, the business environment since 2008 has been difficult.   While many economists believe the recession ended in June 2009 and while select factors indicate signs of improvement, significant uncertainty still remains.  Unemployment and tight credit markets along with problems in Europe continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again leading to further decline in economic and market conditions.  In August 2011, the credit rating agency Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the United States from AAA to AA+, while maintaining a negative outlook.  The two other major credit rating agencies did not downgrade their previously issued United States sovereign credit ratings. We have specific concerns relating to future or further downgrades of the United States sovereign credit rating by one or more of the major credit rating agencies that could have material adverse effects on financial markets and economic conditions in the United States and throughout the world and, in turn, could have a material adverse effect on our business, financial condition, results of operations or liquidity.  While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse effect on financial markets and economic conditions throughout the world, including, specifically, the United States.  Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition, results of operations or liquidity.  Although Texas was largely insulated from severe job loss and real estate market deterioration at the start of the recession, it has now experienced distress in residential and commercial real estate values as well as elevated unemployment. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

Our ability to access capital markets is dependent on market conditions and our credit standing, which could change unfavorably.  Factors that are significant to the determination of our credit worthiness or otherwise affect our ability to raise financing include the level and volatility of our earnings and whether we have net losses, our relative competitive position in the markets in which we operate, our product diversification, our ability to retain key personnel, our risk profile, our risk management policies, our cash liquidity, our capital adequacy, our corporate lending credit risk and legal and regulatory developments.  Additionally, market conditions can be unfavorable for our industry causing banks and other liquidity sources to reduce or limit credit to our industry.  This could limit the availability of, and thus our access to, capital and/or increase the cost of funding new or existing businesses.

Our revenues may decrease if securities transaction volumes decline.  Our securities business depends upon the general volume of trading in the U.S. securities markets.  If the volume of securities transactions should decline, revenues from our securities brokerage, securities lending and clearing businesses would decrease and our business, financial condition, results of operations or cash flows would be materially and adversely impacted.

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

In addition, during periods of market disruption, it may be difficult to value certain assets if comparable sales become less frequent or market data becomes less observable.  Certain classes of assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment.  In such cases, asset valuations may require more estimation and subjective judgment.  Rapidly changing real estate market conditions could materially impact the valuation of assets and loan collateral as reported in our financial statements and changes in estimated values could vary significantly from one period to the next.  Decreases in value may have a material adverse effect on our business, financial condition or results of operations.

The soundness of other financial institutions could adversely affect us.    Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

RISKS RELATED TO OUR COMPANY

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted the Bank and may continue to adversely impact the Bank.  Beginning in fiscal 2009, the Bank began to experience a downturn in the overall credit performance of its real estate loans held for investment, as well as acceleration in the deterioration of general economic conditions in Texas and other areas of the United States.  This deterioration, as well as increases in Texas unemployment levels, worsened in the third quarter of fiscal 2010.  These conditions caused increased financial stress on many of the Bank’s borrowers and negatively impacted their ability to repay their loans. Classified and non-

performing assets increased significantly in fiscal 2010 and 2011 and real estate collateral values continued to decline in both fiscal 2010 and 2011.  Due to these factors, the Bank significantly increased its loan loss reserves in fiscal 2010 and 2011.

Both classified and non-performing assets have improved throughout fiscal 2012 and 2013, and in fiscal 2013, the Bank recognized a recapture for loan losses of $7,718,000. Deterioration in the credit quality of the Bank's real estate loan portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves and elevate charge-off levels.  The occurrence of any of these events could have a material adverse effect on the Bank's capital, financial condition or results of operations and increase the risk of additional regulatory action.

The Bank is subject to regulatory capital requirements that may limit its operations and potential growth.  The Bank is a federal savings bank that is subject to comprehensive supervision and regulation of the OCC, including risk-based, leverage and tangible capital ratio requirements. Capital requirements may rise above normal levels when the Bank experiences deteriorating earnings and credit quality, and the OCC may increase the Bank’s capital requirements based on general economic conditions and the Bank’s particular condition, risk profile and growth plans. The Bank has made a commitment to the OCC that the Bank will, among other things:  (i) adhere to the Bank’s written business and capital plan as amended from time to time and (ii) maintain a Tier I (core) capital ratio at least equal to nine percent (9%) and a total risk-based capital ratio of at least twelve percent (12%).  Compliance with capital requirements may limit the Bank’s operations that require the intensive use of capital and could adversely affect the Bank’s ability to expand or maintain present business levels.

The preparation of our consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available for sale securities, certain loans, interest rate swaps and warrants, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment by management. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to change or adjustment and could lead to declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in  a restatement of prior period financial statements.

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

Ineffective internal controls could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in maintaining effective internal controls, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated hereunder.  If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be in default under our $100.0 million Credit Agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) (the “Credit Agreement”) or be subject to, among other things, investigations or regulatory or enforcement actions by the SEC, the FRB, the FDIC, the OCC or other governmental authorities.   In addition, any

failure to maintain effective internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Risk management processes may not fully mitigate exposure to the various risks that we face, including market, liquidity and credit risk.  We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risks. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. As a result, we also take a qualitative approach in reducing our risk.  Our qualitative approach to managing those risks could also prove insufficient, exposing us to material unanticipated losses.

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

Our net interest margins may decrease based on the mix of assets in the Bank’s portfolio and our investment strategy.  In recent years, interest rates have declined to levels that have negatively impacted the net interest margin at the Bank and the broker/dealer. Additionally, as we reposition the Bank’s balance sheet to include a portfolio of conservative investment securities, the net interest margin on these assets is likely to be less than we have historically earned on our loan portfolio. Our earnings and results of operations could be adversely affected by any reduction in our net interest margin due to our investment policies, returns on investments or market dynamics.

As part of the Bank’s risk mitigation strategy to reduce its exposure to variability in interest payments on the Bank’s variable rate deposits, forward-start interest rate swaps designated as cash flow hedging instruments have been utilized.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms the swap agreements.  There is no guarantee that the structure of these derivative transactions will operate as designed and remain effective.  If these transactions are not effective, our results of operations could be adversely affected.

We may not be able to reduce our operating expenses as a way to reduce operating losses.  To the extent our net interest income declines or we face other declines in revenues, we may look to reduce our operating expenses where possible. However, we have limited control over certain costs, and in particular, the cost of meeting regulatory requirements and our cost to access capital or financing, if needed. If we are unable to reduce our operating expenses, our financial condition, results of operations or cash flows could be adversely affected.

Our margin lending, stock lending, securities trading and execution, bank lending and mortgage purchase businesses are all subject to credit risk.  Credit risk in all areas of our business increases if securities prices decline rapidly because the value of our collateral could fall below the amount of the indebtedness it secures.  In rapidly appreciating markets, credit risk increases due to short positions.  Our securities lending business as well as our securities trading and execution businesses subject us to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient.  In securities transactions, we are subject to credit risk during the period between the execution of a trade and the settlement by the customer.

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

Significant failures by our customers, including correspondents, or clients to honor their obligations, together with insufficient collateral and reserves, could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Our investment advisory business may be affected by the poor investment performance of our investment products.  Poor investment returns and declines in client assets in our investment advisory business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by our investment products, affects our ability to retain existing assets, prevent clients from transferring their assets out of our products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. This could adversely affect our advisory business and the advisory fees that we earn on client assets.

The Bank’s allowance for loan losses may not be sufficient to cover actual loan losses.  The Bank’s borrowers may fail to repay their loans according to the loan terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates and judgments about the collectability of the Bank’s loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the loans. In determining the amount of the allowance for loan losses, the Bank relies on a number of factors, including its experience and evaluation of economic conditions. If the Bank’s assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

The Bank’s commercial real estate, commercial and mortgage lending businesses are dependent on the general health of the Texas and New Mexico economies.  The downturn in the Texas and New Mexico local economies over the past four years adversely affected the Bank’s commercial real estate, commercial and mortgage lending businesses, and consequently our financial condition, results of operations and cash flows.  Any further deterioration in the Texas or New Mexico local economies could have an adverse impact on our financial condition, results of operations or cash flows.

Our business and prospects, including our ability to attract and retain customers, clients and employees, may be adversely affected if our reputation is harmed. Our business is subject to significant reputational risks. If we fail, or appear to fail, to deal appropriately with various legal, regulatory or business issues, our reputation, business and prospects, including our ability to attract and retain customers, clients and employees, could be seriously harmed. This could be the case not only in situations involving actual violations of law but also in circumstances where no laws have been violated. Our reputation could be harmed in many different ways, including as a result of the perceived or actual failure to address conflicts of interest or ethical issues, failure to comply with legal or regulatory requirements, allegations of money laundering, violation of privacy policies, failure to properly maintain customer, client and employee personal information, failure to maintain adequate or accurate records, allegations of unfair sales and trading practices, and improper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Publicity of a failure to appropriately address these issues could result in litigation claims or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Legal liability or regulatory actions as a result of negative publicity could in turn cause significant additional reputational harm.

We depend on the highly skilled, and often specialized, individuals we employ.  Competition for the services of personnel in our loan production, private client group, securities lending and trading businesses is intense, and we may not be able to retain them.  We generally do not enter into employment or noncompetition agreements with our employees.  Our business, financial condition, operating results or cash flows could be materially impacted if we were to lose the services of certain of our loan production, private client group, securities lending or trading professionals.  In particular, in our retail and institutional securities brokerage business we depend on the brokers and financial advisors that advise our customers and clients, certain of whom generate significant income for us.

We depend on our computer and communications systems and an interruption in service would negatively affect our business.  Our businesses rely on electronic data processing and communications systems.  The effective use of technology allows us to better serve customers and clients, increases efficiency and reduces costs.  Our continued success will depend, in part, upon our ability to successfully maintain, secure and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees.  Significant malfunctions or failures of our computer systems, computer security, software or any other systems in the trading process (e.g., record retention and data processing functions performed by third parties, and third party software, such as Internet browsers) could cause delays in customer trading activity.  Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence.  In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business.  Any such failure could prevent us from collecting funds relating to customer and client transactions, which would materially impact our cash flows.  Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, our financial condition, and results of operations or cash flows.

Our computer systems and network infrastructure could be vulnerable to security problems. Hackers may attempt to penetrate our network security and may be able to penetrate our network security to misappropriate proprietary information which could have a material adverse effect on our business.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmissions of confidential information.  Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events or developments could lead to a compromise or breach of the algorithms that our licensed encryption and authentication technology uses to protect such confidential information.  We may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches.  Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Our Credit Agreement with Hilltop and Oakhill contains restrictions and covenants that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.  On July 29, 2011, we entered into a Credit Agreement which contains customary covenants that require us to, among other things:

•

maintain a tangible net worth at least equal to the sum of $275.0 million and 20% of cumulative consolidated net income (as defined in the Credit Agreement) for each fiscal quarter for which consolidated net income is positive;

•	maintain a minimum unrestricted cash balance (as defined in the Credit Agreement) of at least $4.0 million; and
•	maintain an excess net capital balance at Southwest Securities of at least $100.0 million as of the end of each calendar month.

In addition, certain of these covenants limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;
•	dispose of or acquire certain assets;
•	pay dividends on our capital stock;
•	make investments, including acquisitions; and
•	enter into transactions with affiliates.

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or we fail to comply with the requirements of our indebtedness, we could be in default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity, financial condition or cash flows. Additionally, the covenants in such agreement or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business.

Misconduct or errors by our employees or entities with which we do business could harm us and are difficult to detect and prevent.  There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct or employee errors could occur at our company.  For example, misconduct could result from the improper use or disclosure of confidential information, and error could involve the failure to follow or implement procedures, either of which could result in regulatory sanctions and serious reputational or financial harm.  It is not always possible to deter misconduct or errors and the precautions we take to detect and prevent this activity may not be effective in all cases.  Our ability to detect and prevent misconduct or errors by entities with which we do business may be even more limited.  We may suffer reputational harm for any misconduct or errors by our employees or those entities with which we do business.

We face liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other ongoing obligations.  Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem that affects our trading clients, depositors, third parties or ourselves.  Our ability to sell assets may also be impaired by regulatory constraints or if other market participants are seeking to sell similar assets at the same time.  Our inability to borrow funds or sell assets to meet maturing obligations may have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Our securities business is subject to numerous operational risks.  Our securities business must be able to consistently and reliably obtain securities pricing information and accurately assess loan values, process transactions and provide reports and other customer or client service.  Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our customers and clients.  If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to our customers and clients, regulatory problems or damage to our reputation.  These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.  In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

We are subject to risks relating to litigation and potential securities law liabilities.  Many aspects of our business involve substantial risks of liability.  In the normal course of our business, we have been subject to claims by customers and clients alleging unauthorized trading, churning, mismanagement, suitability of investments, breach of fiduciary duty or other alleged misconduct by our employees or brokers.  We are sometimes brought into lawsuits based on allegations concerning our correspondents.  As underwriters, we are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities.  Prolonged litigation producing significant legal expenses or a substantial settlement or adverse judgment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our existing correspondents may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business.  As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to as "self-clearing." The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of a broker/dealer grows, the cost of implementing the necessary infrastructure for self-clearing may eventually be offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm.  Additionally, performing their own clearing services allows self-clearing broker/dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities.  Furthermore, our correspondents’ may decide to use the clearing services of one of our competitors or exit the business.  Any significant loss of correspondents due to self-clearing or because of their use of a competitor’s clearing service could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Several of our product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.  We offer a variety of services and products, such as Individual Retirement Accounts and municipal bonds that rely on favorable federal income tax treatment to be attractive to our customers.  Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our businesses may be adversely affected by new or changing tax laws.  Our business can be directly or indirectly adversely affected by new tax legislation, the expiration of existing tax laws, or the interpretation of existing tax laws.  In the normal course of business, we are subject to reviews by federal, state and local tax authorities. Reviews by federal, state and local tax authorities may result in adjustments to the timing or amount of taxes due which could adversely affect our business, financial condition, results of operations or cash flows.

We may not be able to realize the value of our deferred tax assets.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. As of June 30, 2013, our net deferred tax assets were approximately $34.5 million, before our $30.9 million valuation allowance. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  A period of sustained losses or other changes in facts and circumstances could require us to recognize changes in the valuation allowance.  If we fail to realize our deferred tax assets or we determine that increases to the deferred tax asset valuation allowance is required in future reporting periods, our financial condition, results of operations or cash flows may be materially adversely affected.

Rising insurance costs and regulations could adversely affect our business.  Our operations and financial results are subject to risks and uncertainties associated with the increasing costs and regulations related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, property and casualty, workers’ compensation, general liability, and the company-funded portion of employee-related health care benefits. While the nature and scope of increasing costs and regulatory changes cannot be predicted, they could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Strategic investments or acquisitions may result in additional risks and uncertainties in our business.  We intend to grow our core businesses through both internal expansion and through strategic investments and acquisitions. To the extent we make strategic investments or acquisitions, we face numerous risks and uncertainties in combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls, and to integrate relationships with customers and clients, vendors, and business partners. Acquisitions pose the risk that any business we acquire may lose customers, clients or employees or could under-perform relative to expectations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

            None.

ITEM 2. PROPERTIES

            Our executive offices and primary broker/dealer and banking operations are located in approximately 163,000 square-feet of leased space in an office building in Dallas, Texas.  The lease expires in 2020.  Our other office locations are leased and generally do not exceed 30,000 square feet of space.  We conduct our clearing operations primarily at our Dallas headquarters, and our securities lending activities are conducted from our offices in Old Bridge, New Jersey and New York, New York.

            We have 17 retail brokerage offices with 10 in Texas, five in California and two in Oklahoma.

            We have 16 municipal finance branches, with four offices in Texas and in California and one in each of Illinois, Kentucky, Florida, New Mexico, New York, North Carolina, South Carolina and Tennessee.  We have 13 fixed income branch offices, three in Florida, two in each of California, Colorado and Texas, and one branch in each of Illinois, New Jersey, Tennessee and New York.  We also have a disaster recovery site in Dallas, Texas covering our brokerage and banking operations.

            The Bank leases branch offices in Austin, Fort Worth, Downtown Dallas, El Paso, Houston and Southlake, Texas, and Albuquerque and Ruidoso, New Mexico.  The Bank also owns a non-operational drive-in facility located in central Arlington, Texas.  The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

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

Management believes that our present facilities are adequate for the business for the foreseeable future, exclusive of expansion opportunities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            Market for Common Stock.    Our common stock trades on the NYSE under the symbol "SWS."  At August 30, 2013, there were 96 holders of record of our common stock and approximately 5,700 beneficial holders of our common stock.  The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

June 30, 2012 to June 30, 2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.58	$ 6.33	$ 6.82	$ 6.29
Low	$ 5.23	$ 4.02	$ 5.32	$ 5.30

June 25, 2011 to June 29, 2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.31	$ 7.56	$ 7.77	$ 5.94
Low	$ 3.67	$ 4.03	$ 4.79	$ 5.08

            Stock Repurchases.    The following table provides information about purchases of common stock by SWS during the quarter ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Plans	Plans (2)
3/30/13 to 4/26/13	4,971	$ 5.88	-	-
4/27/13 to 5/31/13	-	$ -	-	-
6/1/13 to 6/30/13	-	$ -	-	-
	4,971	$ 5.88	-

            __________________

(1)  The 4,971 shares of common stock repurchased during the three months ended June 30, 2013 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of any publicly announced program to repurchase shares of common stock.

(2) We do not currently have a repurchase plan approved by our Board of Directors.

Dividend policy.  On a quarterly basis, the Board of Directors determines whether we will pay a cash dividend.   The payment and rate of dividends on our common stock is subject to several factors including limitations imposed by the terms of our Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies. Specifically, our Credit Agreement with Hilltop and Oak Hill limits our quarterly cash dividend to $0.01 per share and only so long as we are not in default of any terms of the Credit Agreement. We currently intend to retain earnings to fund growth and do not plan to pay dividends on our common stock in the near future.

Equity Compensation Plan Information

Restricted Stock Plan.  On November 15, 2012, the stockholders of SWS Group, Inc. approved the adoption of the SWS Group, Inc. 2012 Restricted Stock Plan (“2012 Restricted Stock Plan”). The 2012 Restricted Stock Plan allows for awards of restricted stock to SWS’s directors, officers and employees and authorizes up to 2,630,000 shares of SWS’s common stock to be delivered pursuant to awards granted under the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan expires on November 15, 2022.

On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan ("2003 Restricted Stock Plan").  In November 2007, the stockholders of SWS Group approved an amendment to the 2003 Restricted Stock Plan to increase the number of shares available hereunder by 500,000 shares.  The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees.  No more than 300,000 of the authorized shares may be newly issued shares of common stock.  The Restricted Stock Plan terminated on August 21, 2013.

The vesting period for awards under the 2003 Restricted Stock Plan and the 2012 Restricted Stock Plan is determined on an individualized basis by the Compensation Committee of the Board of Directors.  In general, restricted stock granted to employees under the restricted stock plans fully vests after three years or is subject to a four year cliff vesting schedule, and restricted stock granted to non-employee directors vests on the first anniversary of the date of grant.  At June 30, 2013, the total number of shares outstanding under the 2012 Restricted Stock Plan and the 2003 Restricted Stock Plan was 347,877 and the total number of shares available for future awards was 2,596,305.

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

The assets of the deferred compensation plan include investments in SWS Group’s common stock, Westwood Holdings Group, Inc.’s ("Westwood") common stock and company-owned life insurance ("COLI").  Investments in SWS Group’s common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. The deferred compensation plan limited the number of shares of SWS Group common stock that may be issued to 375,000 shares.  On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares.  The number of shares of SWS Group common stock available for future issuance under the plan was 176,679 at June 30, 2013.  Investments in Westwood’s common stock are carried at market value and recorded as securities available for sale.  Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition.

For the fiscal year ended June 30, 2013, we had approximately $18.6 million in deferred compensation plan assets, with a market value of $19.4 million.  At June 30, 2013, $3.3 million was invested in 301,660 shares of our common stock.  Approximately $1.7 million of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal 2013.

The trustee of the deferred compensation plan is Wilmington Trust Company.

Stock Option Plans.  We did not have any active stock option plans at June 30, 2013.  All previously issued outstanding options under the SWS Group, Inc. Stock Option Plan (the "1996 Plan") have expired.  See Note 1(u) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

The following table sets forth certain information concerning our equity compensation plans approved by our stockholders as of June 30, 2013.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected in
Plan category	options and rights	options and rights	the first column)
Equity compensation plans
approved by stockholders	770,741 (1)	$ - (2)	3,776,748 (3)
Total	770,741	$ -	3,776,748

________________________

(1)

Amount represents 301,660 stock units credited to participants’ accounts under the deferred compensation plan and 469,081 stock units credited to participants’ accounts under the 401(k) plan (See Note 19 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”).

(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the deferred compensation plan or the 401(k) plan.

(3)

Amount represents 176,679 shares available for future issuance under the deferred compensation plan, 2,596,305 shares available for future issuance under the 2003 Restricted Stock Plan and 2012 Restricted Stock Plan and 1,003,764 shares available for future issuance under the 401(k) plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 30, 2013 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm.  The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, the other financial information contained in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Events and Transactions.”

	(In thousands, except ratios and per share amounts)
	Fiscal Year Ended
	June 30,	June 29,	June 24,	June 25,	June 26,
	2013	2012	2011	2010	2009
Consolidated Operating Results:
Total revenue	$ 318,114	$ 353,741	$ 389,819	$ 422,227	$ 485,677
Net revenue (1)	271,653	293,423	342,064	366,971	381,621
Net income (loss)	(33,445)	(4,729)	(23,203)	(2,893)	23,631
Earnings (loss) per share – basic(2)
Net income (loss)	$ (1.02)	$ (0.14)	$ (0.71)	$ (0.10)	$ 0.86
Earnings (loss) per share – diluted(2)
Net income (loss)	$ (1.02)	$ (0.14)	$ (0.71)	$ (0.10)	$ 0.86
Weighted average shares outstanding – basic(2)	32,870	32,650	32,515	30,253	27,429
Weighted average shares outstanding – diluted(2)	32,870	32,650	32,515	30,253	27,509
Cash dividends declared per common share	$ -	$ -	$ 0.12	$ 0.36	$ 0.36

Consolidated Financial Condition:
Total assets	$ 3,780,373	$ 3,546,843	$ 3,802,157	$ 4,530,691	$ 4,199,039
Long-term debt(3)	165,181	138,450	86,247	99,107	111,913
Stockholders’ equity	315,286	355,702	357,469	383,394	340,357
Shares outstanding	32,629	32,576	32,285	32,342	27,263
Book value per common share	$ 9.66	$ 10.92	$ 11.07	$ 11.85	$ 12.48

Bank Performance Ratios:
Return on assets	0.5%	0.2%	(2.1)%	(0.8)%	0.2%
Return on equity	3.5%	1.5%	(21.4)%	(9.1)%	2.6%
Equity to assets ratio	13.1%	12.0%	9.7%	9.2%	8.5%

_____________

(1)	Net revenue is equal to total revenues less interest expense.

(2)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of Earnings per Share (“EPS”), except in periods with a net loss, when they are excluded.

(3)

Includes FHLB advances with maturities in excess of one year and for fiscal year 2013 and 2012, includes the $100.0 million Credit Agreement with Hilltop and Oak Hill net of a $16.9 million and $20.9 million discount at June 30, 2013 and June 29, 2012, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in full-service securities brokerage and full-service commercial banking.  During the twelve-months ended June 30, 2013, 85% of our total revenues were generated by our full-service brokerage business and 15% of our total revenues were generated by our commercial banking business.  While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed.  Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations.  We also face substantial competition in each of our lines of business.  See “Forward-Looking Statements, ” Item 1. “Business-Competition,” Item 1. “Business-Regulation” and Item 1A. “Risk Factors.”

We operate through four segments grouped primarily by products, services and customer base:  clearing, retail, institutional and banking.

Clearing.    We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis).  Our clientele includes general securities broker/dealers and firms specializing in high-volume trading.  We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms.  In addition to clearing trades, we tailor our services to meet the specific needs of our clearing correspondents ("correspondents") and offer products and services such as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades.  Revenue is also earned from various fees and other processing charges as well as through net interest income on correspondent customer balances.

Retail.    We offer retail securities (such as equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors.  As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions.  This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances.

Institutional.    We serve institutional customers in the areas of securities borrowing and lending, public finance, municipal finance, sales and underwriting, investment banking, fixed income sales and equity trading.  Our securities borrowing and lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations.  Our municipal finance operations assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions.    At June 28, 2013, we exited the corporate finance business.  Future revenues will not include fees from this business.

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products.  The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions.  Our equity trading department focuses on executing equity and option orders for clients.  We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commissions, and trading income from fixed income and equity products and investment banking, and underwriting fees from corporate, and municipal securities transactions.

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

The Bank earns substantially all of its net revenues on the spread between the rates charged to customers on loans and the interest rates paid to depositors as well as interest income from investments.

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

The "other" category includes SWS Group, corporate administration and SWS Capital Corporation, which is a dormant entity.

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement (the “Funding Agreement”) with Hilltop and Oak Hill.  On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of the Credit Agreement;
•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the outstanding common stock of the company for each investor (assuming the warrants are exercised in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors for so long as each owns 9.9% or more of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock.  Mr. Gerald J. Ford and Mr. J. Taylor Crandall have been appointed and elected as directors of SWS Group on behalf of Hilltop and Oak Hill, respectively, pursuant to this right.

We entered into this transaction with Hilltop and Oak Hill to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption.  See also Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for additional discussion on the Credit Agreement with Hilltop and Oak Hill.

The funds advanced pursuant to the Credit Agreement with Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash.  We are required to keep these funds in a restricted account until our Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries.  Upon the approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in the second quarter of fiscal 2012, loaned $20.0 million to Southwest Securities in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20.0 million loan from SWS Group to Southwest Securities was repaid and the company’s Board of Directors, Hilltop and Oak Hill approved, and SWS Group contributed, $20.0 million of cash as a capital contribution to Southwest Securities.    The remaining $30.0 million is being held in a restricted account at SWS Group to be used for general corporate purposes, subject to the approval of the Board of Directors, Hilltop and Oak Hill.

Business Environment

            Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity.  Overall market conditions are a product of many factors, which are beyond our control and can be unpredictable.  These factors may affect the financial decisions made by investors, including their level of participation in the financial markets, which may in turn, affect our business results.  With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume of trading in securities, the value of our customers’ assets under management, the demand for loans, the value of real estate in our market areas and the current political environment.

As of June 30, 2013, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 15.8%, the Standard & Poor’s 500 Index (“S&P 500”) up 12.2% and the NASDAQ Composite Index (“NASDAQ”) up 16.0%.  The DJIA closed at 14,909.60 on June 28, 2013 up from 12,880.09 and 11,934.58 on June 29, 2012 and June 24, 2011, respectively.  While the indexes showed improvement and reached closing prices that have not been reached since 2008, the average daily trading volume on the NYSE decreased 22% as compared to the same period of our prior fiscal year.  The continued uncertainty in the economic environment both domestically and in Europe and continued high unemployment rates, contributed to volatility during our fiscal 2013.

Continued economic and regulatory uncertainty also created a challenging operating environment for us in fiscal 2013.  The national unemployment rate, which was approximately 7.6% at the end of June 2013, was down from a high of 10.0% at the end of December 2009, and 8.2% at the end of June 2012, but remains at historically high levels.    The FRB reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2013 that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

The disruptions and developments in the world economy and the credit markets over the past three years resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under Item 1. “Business-Regulation.”

Government intervention in the markets for the past several years has created artificially low short-term interest rates.  Public announcements by the FRB regarding timing of reduced intervention or increased interest rates has led to substantial volatility in the fixed income markets.  This volatility has produced and could continue to produce material changes in the value of our fixed income trading portfolio.

Texas, along with the rest of the country, experienced distress in residential and commercial real estate values as well as elevated unemployment rates beginning in the last calendar quarter of 2010.  Real estate values, along with unemployment statistics, have improved in fiscal 2013; however, with the improvement, competition in the banking business has increased as loan demand is not yet robust.

Impact of Economic Environment

Brokerage:  Volatility in the U.S. credit and mortgage markets, low interest rates and reduced volume in the U.S. stock markets continue to have an adverse effect on several aspects of our brokerage business, including depressed net interest margins, reduced liquidity and lower trading volumes.

Exposure to European Sovereign Debt

We have no exposure to European sovereign debt or direct exposure to European banks.  However, we do participate in securities lending with U.S. subsidiaries of several European banks.  Receivables from securities lending are secured by collateral equal to 102% of the market value of the underlying securities, and the collateral is adjusted daily to maintain the 102% margin.

Net Interest Margins

Historically, the profitability of our brokerage business has been highly dependent upon net interest income.  We earn net interest income on the spread between the interest rates earned and paid on customer and correspondent balances as well as from our securities lending business.  With interest rates at historically low levels, the spread we are able to earn has been reduced, primarily from the extremely low yields on our portfolio of assets segregated for regulatory purposes.  Additionally, the spread in our securities lending business has declined.  Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund providers have been substantially reduced.  We do not expect any significant changes in these dynamics until short-term interest rates rise.

We have taken actions to mitigate the impact of this margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio.  Despite these actions, profits from net interest remain substantially below historical levels.

   Liquidity

Dislocation in the credit markets has led to increased liquidity risk.  All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the lenders extending the credit.  While we have not experienced any reductions in our uncommitted borrowing capacity, over the past three years, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace.  These actions included reduced advance rates for certain security types, more stringent requirements for collateral eligibility, higher interest rates and pre-funding of daily settlements.  Should our lenders  take any actions that could negatively impact the terms of our lending arrangements, the cost of conducting our business would increase and our volume of business would be limited.

The volatility in the U.S. stock markets has also impacted our liquidity through increased margin requirements at our clearing houses.  These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market.  To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other business.  We expect these margin requirements to continue to increase over the next 12 months.

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis.  We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions.  We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations.  At June 30, 2013, we held mortgage and asset-backed securities of approximately $38.3 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Bank:  Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank.   We believe the $20.0 million capital contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets during fiscal 2013.  Classified assets were $67.6 million at June 30, 2013, down from $110.7 million at June 30, 2012.  Classified assets as a percentage of total capital plus the allowance for loan losses was 37.4% at June 30, 2013 and 58.0% at June 30, 2012.  Non-performing assets (a subset of classified assets) decreased to $38.0 million at June 30, 2013 from $72.7 million at June 30, 2012.  The Bank has significantly reduced classified assets and improved performance during the past fiscal year, but the reduction in classified assets could slow and additional loans could be moved to problem status should the economic environment worsen.

The Bank’s loan loss allowance at June 30, 2013 was $12.3 million, or 2.85% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, as compared to $22.4 million, or 3.99% of loans held for investment, excluding purchased mortgage loans held for investment, at June 30, 2012.

The Tier I (core) capital ratio was 13.5% and the total risk-based capital ratio was 24.9% at June 30, 2013, as compared to 12.6% and 19.2%, respectively, at June 30, 2012 (without giving effect to the Basel III final rules).  With the stability of these capital ratios and the $20.0 million capital contribution from SWS Group, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.  In conjunction with building the security investment portfolio, the Bank entered into $100.0 million of interest rate swaps, to reduce deposit cost variability by focusing on protecting earnings in a rising interest rate environment.  The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.

The Bank is focused on implementing and executing its business plan, which includes the continued diversification of the balance sheet and conservative growth strategies. The Bank’s available for sale investment portfolio was $503.1 million and $304.0 million at June 30, 2013 and June 30, 2012, respectively.    The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations.  At June 30, 2013 and June 30, 2012, the Bank’s mortgage purchase program loan balance was $174.0 million and $294.3 million, respectively.  These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers.  These core deposits provide the Bank with a stable and low cost funding source.  At June 30, 2013 and June 30, 2012, the Bank had $878.4 million and $930.7 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 88.4% and 87.6%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Deferred tax asset valuation allowance.  Deferred tax assets derived from operating losses are realized when we generate consolidated taxable income within the applicable carryback and carryforward periods.  Based on an evaluation of our historical results of operations and various other factors, management determined that it was appropriate to increase the valuation allowance for its remaining deferred tax assets with the exception of the Bank’s available for sale securities.  Management determined that an increase in the valuation allowance was appropriate in the fourth quarter of fiscal 2013 after reviewing the impact of our fourth quarter operating results and our fiscal 2014 financial forecast.  Accordingly, we increased our valuation allowance by $30.0 million from $872,000 at June 29, 2012 to $30.9 million at June 30, 2013.

Warrant valuation.    The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition.  During fiscal 2013, the value of these warrants decreased primarily due to the decrease in the derived volatility of our common stock from 52% at June 30, 2012 to 51% at June 30, 2013 and the effect of the time to maturity.   The decrease in value resulted in an unrealized pre-tax gain of $3.6 million for fiscal 2013.  During fiscal 2012, the value of these warrants increased due to increased stock price volatility from our initial valuation of 39.9% to 52.4%, partially offset by the passage of time and a decrease in our stock price from $5.45 at July 29, 2011, the issuance date of the warrants, to $5.33 at June 29, 2012.  The increase in value resulted in an unrealized pre-tax loss of $3.7 million for fiscal 2012.

Auction rate security.    Since fiscal 2010, we held an auction rate municipal bond at 95.7% of par.  As a result of a recent trade in a similar security at a value less than par and related market conditions,  we determined that our security should be written down to 92.5% of par in the first quarter of fiscal 2013.  This resulted in a $702,000 write down at September 28, 2012.  During the third quarter of fiscal 2013, we sold this security with no gain or loss recognized on the transaction.

Recapture in allowance for loan loss.  With the improvement in the credit quality of the Bank’s loan portfolio during fiscal 2013 and fiscal 2012, the Bank recorded a $7.7 million recapture of its provision for loan loss in fiscal 2013 and a $48.5 million decrease in its provision for loan loss during fiscal 2012.  See discussion above under “Overview—Business Environment—Impact of Economic Environment—Bank”, “Financial Condition – Loan and Allowance for Probable Loan Losses” and Note 5 in the Notes to the Consolidated Financial Statements for fiscal years June 30, 2013, June 29, 2012, and June 24, 2011 included in Item 8 “Financial Statements and Supplementary Data.”

Transaction with Hilltop and Oak Hill.  In March 2011, we entered into a Funding Agreement with Hilltop and Oak Hill and on July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	we entered into a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of the Credit Agreement; and
•

we issued  warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the outstanding common stock of our company for each investor (assuming the warrants are exercised in full).

Total interest expense recorded on this loan for fiscal 2013 and 2012 was $12.5 million and $11.0 million, respectively.

RESULTS OF OPERATIONS

Consolidated

            Net losses for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 were $33.4 million, $4.7 million and $23.2 million, respectively.   Fiscal years 2013, 2012 and 2011 contained 249, 256 and 252 trading days, respectively.  We estimate the impact on revenues of the seven day decrease in trading days from fiscal 2012 to fiscal 2013 was approximately $4.3 million.

Southwest Securities was custodian for $30.0 billion, $29.2 billion and $28.0 billion in total customer assets at June 30, 2013, June 29, 2012 and June 24, 2011, respectively.

The following is a summary of fiscal year–to–fiscal year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change		Change
	Fiscal 2012 to 2013		Fiscal 2011 to 2012
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$ (666)	(7)%	$ (1,323)	(12)%
Commissions	(6,235)	(5)	(10,812)	(8)
Net interest	(10,913)	(18)	(29,310)	(32)
Investment banking, advisory and administrative fees	4,441	11	(359)	(1)
Net gains on principal transactions	(10,654)	(38)	(9,190)	(25)
Other	2,257	10	2,353	12
	$ (21,770)	(7)%	$ (48,641)	(14)%

	Change		Change
	Fiscal 2012 to 2013		Fiscal 2011 to 2012
	Amount	Percent	Amount	Percent
Operating expenses:
Commissions and other employee compensation	$ (1,389)	(1)%	$ (11,752)	(5)%
Occupancy, equipment and computer service costs	(591)	(2)	(2,188)	(6)
Communications	897	7	(482)	(4)
Floor brokerage and clearing organization charges	(261)	(6)	(285)	(6)
Advertising and promotional	(52)	(2)	323	12
Provision for loan loss	(10,193)	>(100)	(48,492)	(95)
Unrealized net gain/loss on warrant valuation	(7,287)	>(100)	3,674	100
Other	(2,144)	(6)	(16,953)	(34)
	(21,020)	(7)	(76,155)	(20)
Pretax loss	$ (750)	(13)%	$ 27,514	82%

Fiscal 2013 versus 2012

            Net revenues decreased $21.8 million from fiscal 2012 to fiscal 2013. The largest components of the decrease were a $10.7 million decrease in net gains on principal transactions, a $10.9 million decrease in net interest and a $6.2 million decrease in commissions, offset by a $4.4 million increase in investment banking, advisory and administrative fees and $2.3 million increase in other revenue.  The $10.7 million decrease in net gains on principal transactions was primarily driven by a $14.7 million decrease in our institutional segment, with $12.5 million coming from our municipal distribution business and $2.3 million from our taxable fixed income business as a result of the market environment during the third and fourth quarters of fiscal 2013.  These decreases were offset by the $3.6 million realized gain on the sale of our shares of U.S. Home Systems, Inc. (“USHS”) common stock.

The $10.9 million decrease in net interest revenue was primarily driven by a $5.8 million decrease in net interest revenue in our banking segment due to a 21% decrease in our average loan balance and a 30 basis point decrease in net interest yield at the Bank as compared to the same period of the prior fiscal year.  The institutional segment contributed an additional $3.2 million of the net interest revenue decrease primarily due to a 12 basis point decrease in our average net interest spread in our stock lending business and an 8% decrease in our average stock lending portfolio.  Interest expense under the Credit Agreement contributed $1.5 million of the decrease in net interest revenue as there was one month less of interest expense for fiscal 2012.

The $6.2 million decrease in commissions revenue from fiscal 2012 to fiscal 2013 was due to a $4.7 million decrease in the institutional segment and a $1.5 million decrease in commissions in the retail segment.  Both decreases were due in part to a decrease in the number of trading days from 256 days in fiscal year 2012 to 249 days in fiscal year 2013.  The decrease in commissions in the retail segment was also due to the loss of a team of high performing independent registered representative producers.  The decrease in commissions in the institutional segment was also due to the narrowing of bid/ask spreads and an increase in market volatility in the last half of the year.

The $4.4 million increase in investment banking and advisory fees was primarily due to a 43% increase in our assets under management and an increase in administrative fee income from revenue sharing with money market fund providers in our clearing and retail segments.   The $2.3 million increase in other revenues was primarily a result of a $1.7 million increase in the sale of insurance products in our retail segment, a $1.3 million increase in the value of our deferred compensation investments and a $2.3 million increase in gains on the sale of loans.  These increases were partially offset by a $1.0 million increase in net losses on the sale of real estate owned (“REO”) and a $0.4 million decrease in the gains from sale of securities.

Operating expenses decreased $21.0 million in fiscal year 2013 as compared to the same period of the prior fiscal year.  The largest components of this decrease were a $10.2 million decrease in our provision for loan loss, a $7.3 million decrease in the change in the value of the warrants, a $2.1 million decrease in other expenses and a $1.4 million decrease in commissions and other employee compensation expense.  We recognized a loan loss recapture of $7.7 million for fiscal year 2013 compared to a provision of $2.5 million for fiscal year 2012.  We recognized a $3.6 million gain on the warrant valuation in fiscal year 2013 and a $3.7 million loss on the warrant valuation in fiscal year 2012.  The $2.1 million decrease in other expenses in fiscal 2013 was primarily due to a $1.7 million decrease in legal fees from fiscal year 2012.   The $1.4 million decrease in commissions and other employee compensation was primarily due to overall segment revenue declines leading to a decrease in commission expense and incentive compensation of $8.9 million.  These decreases were partially offset by an increase in our liability to participants in the deferred compensation plan of $1.4 million and salary and benefit expenses of $6.1 million.

Fiscal 2012 versus 2011

Net revenues decreased $48.6 million from fiscal 2011 to fiscal 2012.  The largest components of the decrease were a $29.3 million decrease in net interest, a $10.8 million decrease in commissions, a $9.2 million decrease in net gains on principal transactions and a $1.3 million decrease in net revenues from clearing operations.  The $29.3 million decrease in net interest revenue was due primarily to a 27% decrease in the average loan balance at the Bank compared to fiscal 2011.  Also, interest expense under the Credit Agreement with Hilltop and Oak Hill reduced net interest revenue by $11.0 million for fiscal 2012.

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

 These revenue declines were partially offset by a $2.4 million increase in other revenue.  This increase was made up of a $3.1 million decrease in net losses on the sale of REO from the prior fiscal year, a $0.8 million increase in earnings on equity investments, a $0.6 million increase in insurance product sales and a $0.5 million decrease on losses on the sale of loans offset by a $1.6 million decrease in the value of the investments in our deferred compensation plan and a $0.6 million decrease in the gain on sale of securities.

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

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment.  Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared to the cost of funds.  Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds.  The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB.  Net interest income from our brokerage, corporate and banking segments were as follows for the fiscal years 2013, 2012 and 2011 (in thousands):

	2013	2012(1)	2011(1)
Brokerage	$ 21,773	$ 25,547	$ 25,965
Bank	41,423	47,228	65,147
SWS Group(2)	(12,307)	(10,973)	-
Net interest	$ 50,889	$ 61,802	$ 91,112

__________

(1) The net interest reported for the banking segment is for the periods ended June 30, 2012 and 2011.

(2)  Consists primarily of interest expense under the Credit Agreement with Hilltop and Oak Hill.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 (in thousands):

	2013	2012	2011
Average interest-earning assets:
Customer margin balances	$ 235,497	$ 231,269	$ 215,672
Assets segregated for regulatory purposes	187,221	218,193	254,025
Stock borrowed	1,540,000	1,636,000	2,061,000

Average interest-bearing liabilities:
Customer funds on deposit, including short credits	$ 328,738	$ 344,828	$ 350,955
Stock loaned	1,481,000	1,611,000	2,036,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2013, income tax expense (effective rate of -400.0%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to loss before income tax benefit due to non-deductible compensation and a $30.0 million increase in our valuation allowance offset by tax exempt interest, state income taxes and decreases in the value of company-owned life insurance (“COLI”).  See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

For fiscal 2012, income tax benefit (effective rate of 20.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest and compensation.

For fiscal 2011, income tax benefit (effective rate of 30.6%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment, compensation and increases in the value of COLI.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management considered all available evidence, both positive and negative from the following expected sources of income:  expected future reversals of deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.  Accounting Standards Codification (“ASC") 740, “Income Taxes” provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the reliance on projections of future taxable income to support the recovery of deferred tax assets.  Although our current financial forecasts indicate that sufficient taxable income should be generated in the future to ultimately realize the existing deferred tax benefits, these forecasts are subject to a number of assumptions and there can be no assurance that these forecasts will be achieved.  These forecasts were not considered to constitute sufficient positive evidence, as required by GAAP, to overcome the observable negative evidence associated with the cumulative loss positions. The company previously had an allowance for deferred tax assets associated with its capital losses from investments.  Based on an evaluation of the positive and negative evidence, management determined that it was appropriate to increase the valuation allowance for its remaining deferred tax assets, except for the Bank’s available for sale securities.  See also Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for fiscal 2013, 2012 and 2011 (dollars in thousands):

	June 30,		June 29,		June 24,
	2013	% Change	2012(1)	% Change	2011(1)
Net revenues:
Clearing	$ 18,938	2%	$ 18,614	(12)%	$ 21,190
Retail	110,440	3	106,882	(3)	109,657
Institutional	107,947	(17)	130,077	(11)	145,695
Banking	44,101	(12)	49,942	(22)	64,309
Other	(9,773)	19	(12,092)	>(100)	1,213
Total	$ 271,653	(7)%	$ 293,423	(14)%	$ 342,064

Pre-tax income (loss):
Clearing	$ (481)	73%	$ (1,754)	(450)%	$ 501
Retail	2,498	231	(1,906)	(241)	1,356
Institutional	20,866	(47)	39,654	(14)	46,251
Banking	12,742	74	7,316	116	(46,330)
Other	(42,315)	14	(49,250)	(40)	(35,232)
Total	$ (6,690)	(13)%	$ (5,940)	82%	$ (33,454)

__________

(1)  The net revenues and pre-tax income reported for the banking segment is for the periods ended June 30, 2012 and 2011.

Clearing.  The following is a summary of the results for the clearing segment for fiscal 2013, 2012 and 2011 (dollars in thousands):

	June 30,		June 29,		June 24,
	2013	% Change	2012	% Change	2011
Net revenue from clearing	$ 8,718	(7)%	$ 9,383	(12)%	$ 10,706
Net interest	6,063	-	6,056	(6)	6,475
Other	4,157	31	3,175	(21)	4,009
Net revenues	18,938	2	18,614	(12)	21,190

Operating expenses	19,419	(5)	20,368	(2)	20,689
Pre-tax income (loss)	$ (481)	73%	$ (1,754)	(450)%	$ 501

Daily average customer margin
balance	$ 98,000	(13)	$ 112,000	-	$ 112,000
Daily average customer funds
on deposit	$ 173,000	(8)%	$ 188,000	(5)%	$ 198,000

Total correspondent clearing customer assets under custody were $15.1 billion, $14.7 billion and $14.4 billion at June 30, 2013, June 29, 2012 and June 24, 2011, respectively.

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Tickets for high-volume trading firms	324,151	959,646	1,535,871
Tickets for general securities broker/dealers	645,446	714,460	776,118
Total tickets	969,597	1,674,106	2,311,989
Correspondents	151	153	161

Fiscal 2013 versus 2012

For fiscal 2013, net revenues in the clearing segment increased 2% while clearing fee revenues decreased 7% and other revenues increased 31% compared to fiscal year 2012.

The $0.7 million decrease in clearing revenue was primarily due to lower activity levels for existing correspondents and a decrease from 256 trading days in fiscal year 2012 to 249 trading days in fiscal 2013.   The decrease in clearing fee revenues was offset by an increase in other revenues primarily due to a $0.5 million increase in revenue sharing with money market fund providers and increased earnings on customer assets.

For fiscal 2013 compared to fiscal 2012, tickets processed for high-volume trading firms decreased 66% while tickets processed for general securities broker/dealers decreased by 10%.  Revenue per ticket increased approximately 60% from $5.61 for fiscal 2012 to $8.99 for fiscal 2013.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses for fiscal 2013 decreased $0.9 million, or 5%, from fiscal 2012 primarily due to a decrease in operations and information technology expenses.

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

Retail.  The following is a summary of the results for the retail segment for fiscal 2013, 2012 and 2011 (dollars in thousands):

	June 30,		June 29,		June 24,
	2013	% Change	2012	% Change	2011
Net revenues:
Private Client Group ("PCG")
Commissions	$ 50,774	6%	$ 47,885	(8)%	$ 52,261
Advisory fees	7,408	32	5,606	5	5,331
Insurance products	4,096	(8)	4,434	8	4,124
Other	354	>100	(18)	(125)	71
Net interest revenue	2,232	(21)	2,813	15	2,448
	64,864	7	60,720	(5)	64,235
Independent registered
representatives ("SWS Financial")
Commissions	24,537	(15)	28,937	1	28,716
Advisory fees	3,673	24	2,972	(1)	3,011
Insurance products	9,613	23	7,828	4	7,550
Other	1,129	20	940	(2)	958
Net interest revenue	1,099	20	919	(7)	983
	40,051	(4)	41,596	1	41,218
Other
Commissions	427	(1)	432	9	396
Advisory fees	3,455	29	2,678	11	2,412
Insurance products	1,511	16	1,299	5	1,240
Other	132	(16)	157	1	156
	5,525	21	4,566	9	4,204
Total	110,440	3	106,882	(3)	109,657

Operating expenses	107,942	(1)	108,788	-	108,301
Pre-tax income (loss)	$ 2,498	231%	$ (1,906)	(241)%	$ 1,356

Daily average customer margin balances	$ 135,000	18%	$ 114,000	41%	$ 81,000
Daily average customer funds on deposit	$ 110,000	16%	$ 95,000	1%	$ 94,000

PCG representatives	167	1%	166	-%	166
SWS Financial representatives	297	(4)	310	4	297

Fiscal 2013 versus 2012

Net revenues in the retail segment increased 3% in fiscal 2013 compared to fiscal 2012 despite the seven fewer trading days during the fiscal 2013 period.  Advisory fees were up in all areas of the retail business due to a 43% increase in assets under management as well as increased fees from money market fund revenue sharing.  In addition, insurance products revenue was up 12% from the prior year period.  Commission revenues increased 6% in our PCG group while representative turnover resulted in an overall 15% reduction in commissions revenue at SWS Financial.

Total customer assets were $14.3 billion at June 30, 2013 and $13.6 billion at June 29, 2012.  Assets under management were $1.1 billion at June 30, 2013 versus $761.1 million at June 29, 2012.

Operating expenses decreased 1% from fiscal 2012 to fiscal 2013.  This decrease was primarily due to a $2.5 million decrease in legal expenses offset by a $1.1 million increase in commissions and other employee compensation primarily at our PCG group.

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

Institutional.  The following is a summary of the results for the institutional segment for fiscal 2013, 2012 and 2011 (dollars in thousands):

	June 30,		June 29,		June 24,
	2013	% Change	2012	% Change	2011
Net revenues:
Commissions
Taxable fixed income	$ 23,747	(12)%	$ 27,097	(19)%	$ 33,385
Municipal finance	11,037	(13)	12,624	(18)	15,407
Portfolio trading	14,937	2	14,684	19	12,329
	49,721	(9)	54,405	(11)	61,121
Investment banking fees
Taxable fixed income	8,995	6	8,489	(18)	10,379
Municipal finance	18,149	6	17,076	7	15,960
Corporate finance	3,613	(22)	4,606	9	4,215
Other	(2)	-	-	-	-
	30,755	2	30,171	(1)	30,554
Net gains on principal
transactions
Taxable fixed income	9,182	(20)	11,479	(24)	15,074
Municipal finance	5,223	(71)	17,725	(23)	22,975
Other	(26)	73	(98)	87	(735)
	14,379	(51)	29,106	(22)	37,314
Other	714	(13)	816	14	713
Net interest revenue
Stock loan	8,990	(22)	11,572	2	11,318
Other	3,388	(15)	4,007	(14)	4,675
Total	107,947	(17)	130,077	(11)	145,695
Operating expenses	87,081	(4)	90,423	(9)	99,444
Pre-tax income	$ 20,866	(47)%	$ 39,654	(14)%	$ 46,251

Taxable fixed income
representatives	38	15%	33	-%	33
Municipal distribution
representatives	26	8	24	-	24

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment as of June 30, 2013, June 29, 2012 and June 24, 2011 were as follows (in thousands):

	2013	2012	2011
Daily average interest-earning assets:
Stock borrowed	$ 1,540,000	$ 1,636,000	$ 2,061,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,481,000	$ 1,611,000	$ 2,036,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the last three fiscal years:

		Aggregate
Fiscal	Number of	Amount of
Year	Issues	Offerings
2013	691	$ 51,124,754,000
2012	610	$ 52,201,909,000
2011	572	$ 47,467,640,000

Fiscal 2013 versus 2012

Net revenues from the institutional segment decreased 17% while pre-tax income was down 47% from fiscal 2012 to fiscal 2013.  This decrease was due primarily to a $14.7 million decrease in net gains on principal transactions, a $4.7 million decrease in commission revenues and a $3.2 million decrease in net interest revenue.  The decrease in net gains on principal transactions was primarily due to a $12.5 million decrease in municipal finance trading gains and a $2.3 million decrease in taxable fixed income gains.  The decrease in both the taxable fixed income and municipal finance trading gains was primarily the result of the challenging market environment in the later half of fiscal 2013, particularly in the fourth quarter in which municipal and taxable yields increased significantly and the yield on the 10-year treasury note increased by approximately 65 basis points from April 2013 to June 2013.  This dramatic rise in rates resulted in corresponding trading losses in our fourth fiscal quarter of 2013.

The decrease in commission revenues was primarily driven by a $3.4 million decrease in taxable fixed income and a $1.6 million decrease in municipal finance.  The decreases in taxable fixed income and municipal finance were primarily attributable to the narrowing of bid/ask spreads and an increase in market volatility.

            Net interest revenue decreased $3.2 million for fiscal 2013 as compared to fiscal 2012.  This decrease in net interest revenue was primarily due to a 12 basis point decrease in the average net interest spread in our stock loan business and a 6% reduction in average stock borrow balances.  Other net interest decreased $0.6 million for fiscal year 2013 primarily due to an increase in borrowing costs for our municipal and taxable fixed income businesses.

            Operating expenses decreased 4% for fiscal 2013 as compared to fiscal 2012, primarily due to a $6.6 million decrease in compensation expenses due to weaker segment revenues offset by a $1.1 million increase in quotations and a $0.9 million increase in operations and technology expense.

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

            Net gains on principal transactions decreased $8.2 million, or 22%, in fiscal 2012 as compared to fiscal 2011.  Taxable fixed income trading gains decreased $3.6 million and municipal finance trading gains decreased $5.2 million from fiscal 2011 to fiscal 2012.

            Operating expenses decreased 9% for fiscal 2012 compared to fiscal 2011, primarily due to decreased commissions and other employee compensation from reduced revenue produced by the institutional segment.

Banking.  The following is a summary of the results for the banking segment for fiscal 2013, 2012 and 2011 (dollars in thousands):

	June 30,		June 30,		June 30,
	2013	% Change	2012	% Change	2011
Net revenues:
Net interest revenue	$ 41,423	(12)%	$ 47,228	(28)%	$ 65,147
Other	2,678	(1)	2,714	424	(838)
Total net revenues	44,101	(12)	49,942	(22)	64,309

Operating expenses	31,359	(26)	42,626	(61)	110,639
Pre-Tax income (loss)	$ 12,742	74%	$ 7,316	116%	$ (46,330)

Fiscal 2013 versus 2012

            For fiscal year 2013, the Bank’s net revenues decreased 12% compared to fiscal 2012 due primarily to a $5.8 million reduction in net interest.  This reduction in net interest was primarily due to the 21% decrease in average loan balances, as well as a 30 basis point decrease in the net yield on interest-earning assets.  The reduction in net interest yield was due to the roll off of the held for investment loan portfolio with proceeds being invested in the Bank’s investment portfolio.  This portfolio is weighted to provide liquidity as the Bank begins to record net loan originations.  For the 2013 fiscal year-to-date, the Bank had originations of $5.6 billion and repayments on loans of $5.8 billion.

            The Bank’s operating expenses decreased $11.3 million, or 26%, for fiscal 2013 compared to fiscal 2012 and was primarily attributable to the $10.2 million decrease in the provision for loan losses as the Bank recorded $2.5 million in provision expense for fiscal 2012 compared to a $7.7 million loan loss recapture for fiscal 2013.  Other operating expenses decreased $1.1 million for fiscal 2013 compared to fiscal 2012.  This decrease was due primarily to a $0.8 million decrease in legal expenses, a $0.7 million decrease in REO related expenses and a $0.5 million decrease in regulatory fees.  These decreases were offset by a $1.4 million increase in commission and other employee compensation and a $0.5 million increase in the REO loss provision.

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

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2013, 2012 and 2011 (dollars in thousands):

	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 2,664	$ 118	4.4%	$ 14,849	$ 726	4.9%	$ 55,059	$ 3,206	5.8%
Lot and land development	12,775	776	6.1	36,606	1,678	4.6	90,582	4,316	4.8
1-4 family	321,576	16,279	5.1	278,699	15,551	5.6	317,409	19,986	6.3
Commercial real estate and
multifamily	315,316	17,039	5.4	439,674	23,533	5.4	580,154	31,389	5.4
Commercial	67,702	3,322	4.9	141,352	7,166	5.1	197,984	10,708	5.4
Consumer	1,785	110	6.2	2,661	165	6.2	4,047	276	6.8
Total loans	721,818	37,644		913,841	48,819		1,245,235	69,881
Investments:
Money market	24,732	123	0.5	1,250	3	0.2	798	2	0.2
Federal funds sold	-	-	-	-	-	-	3,630	5	0.1
Municipal obligations – held to
maturity	-	-	-	-	-	-	1,497	93	6.3
U.S. government and government
agency obligations – held to
maturity	21,718	516	2.4	30,419	736	2.4	48,766	1,062	2.2
U.S. government and government
agency obligations – available for
sale	358,466	5,833	1.6	104,184	1,745	1.7	-	-	-
Municipal obligations – available
for sale	14,060	189	1.4	32	1	1.7	-	-	-
Interest bearing deposits in banks	3,219	1	-	1,949	-	-	3,803	1	-
Federal reserve funds	116,706	293	0.3	246,639	634	0.3	215,280	512	0.2
Investments – other	3,627	13	0.4	4,668	18	0.4	6,250	25	0.4
Total interest-earning assets	$ 1,264,346	$ 44,612	3.5%	$ 1,302,982	$ 51,956	4.0%	$ 1,525,259	$ 71,581	4.7%

Non interest-earning assets:
Cash and due from banks	3,544			4,676			4,157
Other assets	37,981			20,379			34,950
	$ 1,305,871			$ 1,328,037			$ 1,564,366

Liabilities and stockholder’s equity:
Interest-bearing liabilities:
Certificates of deposit	$ 33,294	$ 324	1.0%	$ 41,774	$ 460	1.1%	$ 59,643	$ 849	1.4%
Money market accounts	19,884	10	0.1	23,970	12	0.1	32,035	19	0.1
Interest-bearing demand accounts	8,844	5	0.1	9,739	6	0.1	48,882	50	0.1
Savings accounts	939,950	129	-	943,267	330	-	1,086,854	735	0.1
Federal Home Loan Bank advances	70,402	2,721	3.9	86,184	3,920	4.6	104,961	4,781	4.6
Federal funds purchased	-	-	-	-	-	-	16	-	0.4
Other financed borrowings	-	-	-	8	-	-	2,462	-	-
	$ 1,072,374	$ 3,189	0.3%	$ 1,104,942	$ 4,728	0.4%	$ 1,334,853	$ 6,434	0.5%

	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 56,340			$ 59,364			$ 75,534
Other liabilities	6,489			4,370			1,916
	1,135,203			1,168,676			1,412,303
Stockholder’s equity	170,668			159,361			152,063
	$ 1,305,871			$ 1,328,037			$ 1,564,366

Net interest income		$ 41,423			$ 47,228			$ 65,147

Net yield on interest-earning assets			3.3%			3.6%			4.3%

__________

(*)  Loan fees included in interest income for fiscal 2013, 2012 and 2011 were $2,221, $2,083 and $3,245, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	2012 to 2013				2011 to 2012
	Total	Attributed to			Total	Attributed to
	Change	Volume	Rate	Mix	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (608)	$ (596)	$ (69)	$ 57	$ (2,480)	$ (2,341)	$ (513)	$ 374
Lot and land development	(902)	(1,092)	546	(356)	(2,638)	(2,571)	(163)	96
1-4 family	728	2,392	(1,442)	(222)	(4,435)	(2,437)	(2,275)	277
Commercial real estate and
multifamily	(6,494)	(6,656)	226	(64)	(7,856)	(7,601)	(337)	82
Commercial	(3,844)	(3,734)	(230)	120	(3,542)	(3,063)	(671)	192
Consumer	(55)	(55)	-	-	(111)	(94)	(26)	9
Investments:
Money market	120	45	4	71	1	1	-	-
Federal funds sold	-	-	-	-	(5)	(5)	-	-
Municipal bonds – held to
maturity	-	-	-	-	(93)	(93)	-	-
U.S. government and
government agency obligations –
held to maturity	(220)	(210)	(13)	3	(326)	(400)	118	(44)
U.S. government and government
agency obligations – available
for sale	4,088	4,258	(49)	(121)	1,745	-	-	1,745
Municipal obligation – available
for sale	188	233	-	(45)	1	-	-	1
Interest-bearing deposits in
banks	1	-	-	1	(1)	-	(1)	-
Federal reserve funds	(341)	(334)	(15)	8	122	74	42	6
Investments – other	(5)	(4)	(1)	-	(7)	(7)	-	-
	$ (7,344)	$ (5,753)	$ (1,043)	$ (548)	$ (19,625)	$ (18,537)	$ (3,826)	$ 2,738

	2012 to 2013				2011 to 2012

	Total	Attributed to			Total	Attributed to
	Change	Volume	Rate	Mix	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (136)	$ (93)	$ (54)	$ 11	$ (389)	$ (254)	$ (192)	$ 57
Money market accounts	(2)	(2)	-	-	(7)	(5)	(3)	1
Interest-bearing demand accounts	(1)	(1)	-	-	(44)	(40)	(20)	16
Savings accounts	(201)	(1)	(200)	-	(405)	(97)	(355)	47
Federal Home Loan Bank
advances	(1,199)	(718)	(589)	108	(861)	(787)	(89)	15
	(1,539)	(815)	(843)	119	(1,706)	(1,183)	(659)	136
Net interest income	$ (5,805)	$ (4,938)	$ (200)	$ (667)	$ (17,919)	$ (17,354)	$ (3,167)	$ 2,602

Other.    The following discusses the financial results for SWS Group, corporate administration and SWS Capital Corporation.

Fiscal 2013 versus 2012

            Pre-tax loss from the other segment was $42.3 million for fiscal year 2013 compared to a pre-tax loss of $49.3 million for fiscal year 2012.  The primary driver of the $7.0 million decrease in the pre-tax loss was related to the recognition of a $3.6 million unrealized gain on the valuation of the warrants held by Hilltop and Oakhill for the fiscal year 2013 compared to a $3.7 million unrealized loss on the valuation for the warrants held by Hilltop and Oak Hill for the fiscal year 2012.

Net revenues increased $2.3 million for fiscal 2013 compared to fiscal 2012.  The increase in net revenues was primarily due to the $3.6 million gain recognized from our sale of USHS shares in addition to a $1.3 million increase in the value of our deferred compensation plan’s investments.  These increases were partially offset by a $0.7 million write down in fair value of an auction rate municipal bond and a $1.5 million increase in interest expense related to the outstanding borrowings under the Credit Agreement with Hilltop and Oak Hill in fiscal 2013 compared to fiscal 2012 which included one less month of interest expense.

Operating expenses increased $2.7 million for the fiscal year 2013 as compared to the fiscal year 2012 primarily due to a $1.4 million increase in the value of our deferred compensation plan’s funds and a $1.2 million increase in legal expenses.

Fiscal 2012 versus 2011

Pre-tax loss from the other segment was $49.3 million for fiscal 2012 compared to $35.2 million for fiscal 2011.  Net revenues decreased $13.3 million in fiscal 2012 primarily due to a decline in net interest revenue of $10.9 million and a decrease in other revenue of $1.7 million.  The decline in net interest revenue was due to the interest expense recorded related to the $100 million Credit Agreement with Hilltop and Oak Hill in fiscal 2012.  The decrease in other revenue was primarily due to a $1.6 million decrease in the value of our deferred compensation plan’s investments and a $0.4 million decrease in earnings on our equity investment.  Operating expenses remained flat during the year with a slight increase of $0.7 million from fiscal 2011 to fiscal 2012.  This increase included the $3.7 million unrealized loss in the value of the warrants issued to Hilltop and Oak Hill.  The unrealized loss in the value of the warrants was offset by a $1.6 million decrease in the value of our deferred compensation plan’s investments and a $1.6 million decrease in legal expenses.

FINANCIAL CONDITION

Investments

In fiscal 2013, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio.  The securities portfolio is structured to provide cash flows that will mitigate interest rate risk and ensure adequate funds are available for new loan originations.

The book value of the Bank’s investment portfolio at June 30, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Government-sponsored enterprises—
held to maturity securities	$ 17,423	$ 25,904	$ 34,176
Government-sponsored enterprises—
FHLB stock	4,657	3,830	4,955
Government-sponsored enterprises—
available for sale securities	474,906	301,071	-
Municipal obligations—
available for sale securities	28,224	2,936	-
Equity method investments	3,844	5,300	4,625
	$ 529,054	$ 339,041	$ 43,756

.

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous five quarters.  See Note 5 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning the historical loss element of the general component of the allowance for loan losses.  Management adjusts the historical loss rates to reflect deterioration in the real estate market, significant concentrations of product types and trends in portfolio volume to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan

portfolio.   Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

            Certain types of loans, such as option adjustable rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial "teaser" rates, can have a greater risk of non-collection than other loans.  At June 30, 2013, the Bank had $8.6 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at June 30, 2013.  At June 30, 2013, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates and had no single family interest only loans.

At June 30, 2013, the Bank’s loan portfolio included a total of $1.1 million in loans with high loan-to-value ratios.  High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan.  At June 30, 2013, all of these loans were 1-4 single family or lot loans to home builders in North Texas.  We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at June 30, 2013, the Bank had no loans with a high loan-to-value ratio that were deemed impaired.  Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital.  At June 30, 2013, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

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

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. In the past four years, because our problem loans and losses were concentrated in real estate related loans, we paid particular attention to real estate market deterioration and the concentration of capital in our real estate related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance for loan losses could be materially understated.

            Loans receivable, including loans measured at fair value, at June 30, 2013, 2012, 2011, 2010 and 2009 are summarized as follows (in thousands):

	2013	2012	2011	2010	2009
Residential
Purchased mortgage loans held
for sale	$ -	$ -	$ -	$ 424,055	$ 262,780
Purchased mortgage loans
held for investment	174,037	294,341	100,239	-	-
1-4 family	59,910	88,826	116,799	152,795	128,999
	233,947	383,167	217,038	576,850	391,779
Lot and land development
Residential land	3,102	10,459	40,247	84,669	120,844
Commercial land	5,886	7,972	19,743	36,414	38,873
	$ 8,988	$ 18,431	$ 59,990	$ 121,083	$ 159,717

	2013	2012	2011	2010	2009
Residential construction	$ 1,367	$ 3,954	$ 33,296	$ 80,463	$ 143,234
Commercial construction	1,668	10,605	36,117	40,495	86,546
Commercial real estate	214,446	316,392	407,697	514,930	428,602
Multifamily	99,833	20,110	60,813	83,003	71,604
Commercial loans	58,718	101,440	173,195	191,745	129,818
Consumer loans	1,959	1,943	3,055	4,692	4,813

Loans held for immediate sale:
Commercial real estate	-	-	4,810	-	-
Commercial loans	-	-	326	-	-
1-4 family	-	-	105	-	-
	-	-	5,241	-	-
	620,926	856,042	996,442	1,613,261	1,416,113
Allowance for probable loan loss (*)	(12,343)	(22,402)	(44,433)	(35,141)	(14,731)
	$ 608,583	$ 833,640	$ 952,009	$ 1,578,120	$ 1,401,382

______________

(*)  There is no allowance for probable loan loss for loans measured at fair value or purchased mortgage loans held for investment.  Purchase mortgage loans held for investment are held on average for 25 days or less, substantially reducing credit risk.

The decrease in purchased mortgage loans held for investment from June 30, 2012 to June 30, 2013 was representative of an overall decline in the first quarter of calendar 2013 in the mortgage industry’s production levels.   The nature of purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at June 30, 2013, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial
real estate and multifamily	$ 43,078	$ 160,593	$ 112,276	$ 315,947
Commercial loans	23,472	17,311	17,935	58,718
Residential construction loans	67	1,215	85	1,367
Total	$ 66,617	$ 179,119	$ 130,296	$ 376,032

Amount of loans based upon:
Floating or adjustable interest rates	$ 57,640	$ 105,462	$ 90,320	$ 253,422
Fixed interest rates	8,977	73,657	39,976	122,610
Total	$ 66,617	$ 179,119	$ 130,296	$ 376,032

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

Non-performing assets and classified loans as of June 30, 2013, 2012, 2011, 2010 and 2009 were as follows (dollars in thousands):

	2013	2012	2011	2010	2009
Loans accounted for on a non-
accrual basis
1-4 family	$ 7,792	$ 18,443	$ 3,377	$ 6,065	$ 3,582
Lot and land development	2,418	2,965	17,888	8,776	8,867
Multifamily	-	-	14,493	2,394	-
Residential construction	601	648	4,799	3,809	4,342
Commercial real estate	7,611	12,175	20,626	16,911	10,006
Commercial loans	4,024	3,120	3,166	462	3,283
Consumer loans	-	3	21	11	19
	22,446	37,354	64,370	38,428	30,099
Non-performing loans as a
percentage of total loans	3.6%	4.4%	6.5%	2.4%	2.2%

Loans past due 90 days or more,
not included above
1-4 family	-	-	-	29	-
Residential construction	-	-	-	-	670
	-	-	-	29	670
REO
1-4 family	1,801	495	686	5,862	463
Lot and land development	4,008	10,513	17,957	19,565	8,346
Multifamily	-	8,367	-	-	-
Residential construction	-	1,607	1,021	7,673	7,947
Commercial real estate	4,065	11,005	3,658	11,150	8,412
Commercial loans	291	270	135	612	133
Consumer loans	-	-	73	-	-
	10,165	32,257	23,530	44,862	25,301
Other repossessed assets (“ORA”)	-	-	1,032	1,332	-
Performing troubled debt
restructuring (*)	5,349	3,102	540	9,009	-
Non-performing assets	$ 37,960	$ 72,713	$ 89,472	$ 93,660	$ 56,070

Non-performing assets as a
percentage of total assets	3.0%	5.6%	6.6%	5.3%	3.6%

Current classified assets
1-4 family	$ 223	$ 2,912	$ 14,963	$ 7,355	$ 2,879
Lot and land development	965	2,401	13,533	22,802	6,612
Multifamily	692	714	5,751	-	4,849
Residential construction	-	-	7,174	6,886	3,977
Commercial real estate	22,616	29,126	86,017	57,127	6,396
Commercial loans	5,114	2,816	11,570	3,926	159
Consumer loans	-	-	-	-	76
	29,610	37,969	139,008	98,096	24,948
Total classified assets
1-4 family	10,080	22,987	19,076	19,311	6,924
Lot and land development	7,391	16,301	49,868	51,143	23,825
Multifamily	692	9,081	20,244	2,394	4,849
Residential construction	601	2,255	12,994	18,368	16,936
Commercial real estate	38,801	53,700	110,301	93,724	24,814
Commercial loans	10,005	6,355	15,903	6,805	3,575
Consumer loans	-	3	94	11	95
	$ 67,570	$ 110,682	$ 228,480	$ 191,756	$ 81,018

______________

(*)  The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans.  See discussion of the Bank’s troubled debt restructuring loans in Note 5 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

Approximately $1.0 million, $1.1 million and $2.2 million of gross interest income would have been recorded in fiscal 2013, 2012 and 2011, respectively, had the non-accrual loans been recorded in accordance with their original terms.  Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in fiscal 2013, 2012 and 2011 totaled approximately $0.3 million, $1.2 million and $1.2 million, respectively.

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

Total classified assets to Bank capital plus allowance for loan loss was 37.4% at June 30, 2013.  Classified assets decreased $43.1 million from June 30, 2012 to June 30, 2013 and substantially all classified loans by collateral location are in Texas.  Bank management continues to be focused on reducing the classified asset ratio through the disposal of these assets.  Depending on the method used, the Bank may be required to record additional write-downs of these assets.  While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 (in thousands):

	2013	2012	2011	2010	2009
Balance at beginning of period	$ 32,257	$ 23,530	$ 44,862	$ 25,301	$ 14,219
Foreclosures	11,688	28,313	44,251	55,649	27,839
Sales	(32,328)	(18,547)	(51,578)	(30,757)	(16,291)
Write-downs	(1,657)	(1,175)	(14,221)	(5,522)	(1,136)
Other	205	136	216	191	670
Balance at end of period	$ 10,165	$ 32,257	$ 23,530	$ 44,862	$ 25,301

The following table presents the Bank’s classified assets as of June 30, 2013 by year of origination (in thousands):

			Performing
	Non-		Troubled	Current
Year	Performing		Debt	Classified
Originated	Loans	REO	Restructuring	Assets	Total
Fiscal 2007 or prior	$ 2,042	$ 4,079	$ 374	$ 6,199	$ 12,694
Fiscal 2008	7,466	1,748	385	7,362	16,961
Fiscal 2009	3,399	3,005	221	7,926	14,551
Fiscal 2010	8,833	1,333	1,361	1,465	12,992
Fiscal 2011	308	-	1,145	5,576	7,029
Fiscal 2012	398	-	127	772	1,297
Fiscal 2013	-	-	1,736	310	2,046
	$ 22,446	$ 10,165	$ 5,349	$ 29,610	$ 67,570

The following table presents an analysis of the allowance for probable loan losses for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 (dollars in thousands):

	2013	2012	2011	2010	2009
Balance at beginning of fiscal year	$ 22,402	$ 44,433	$ 35,141	$ 14,731	$ 6,936
Continuing operations:
Charge-offs:
Residential construction	-	1,513	2,000	3,788	635
Lot and land development	182	2,588	5,510	5,841	1,225
1-4 family	524	2,804	4,956	2,617	708
Commercial real estate	2,131	7,505	26,505	9,823	2,116
Multifamily	-	6,954	812	2,391	-
Commercial loans	1,659	4,260	2,562	1,796	965
Consumer loans	-	11	1	28	76
Total charge-offs	4,496	25,635	42,346	26,284	5,725
Recoveries:
Residential construction	194	158	238	15	-
Lot and land development	215	209	194	1,398	155
1-4 family	97	179	133	122	1
Commercial real estate	230	383	35	8	-
Multifamily	1,000	-	-	-	-
Commercial loans	409	199	70	30	41
Consumer loans	10	1	1	3	-
Total recoveries	2,155	1,129	671	1,576	197
Net charge-offs	(2,341)	(24,506)	(41,675)	(24,708)	(5,528)
(Recapture) provision charged
to operations	(7,718)	2,475	50,967	45,118	13,323
	(10,059)	(22,031)	9,292	20,410	7,795
Balance at end of fiscal year	$ 12,343	$ 22,402	$ 44,433	$ 35,141	$ 14,731

Ratio of net charge-offs during the period
to average loans outstanding during the
period	0.32%	2.68%	3.36%	1.72%	0.42%

With the continued challenging economic environment and persistent high unemployment rates, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification.  Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction.  The Bank currently requires more extensive documentation and data than it did in prior years in order to reclassify existing non-performing loans as performing loans.  The Bank is also updating appraisals more frequently, including for performing loans, to serve as an early indicator of loan deterioration.

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.  During fiscal 2013, the Bank reestablished marketing efforts to implement a conservative loan growth plan consistent with its business plan which we believe will enhance our core earnings in future years.

The allowance for probable loan losses by type of loans as of June 30, 2013, 2012, 2011, 2010 and 2009 was as follows (dollars in thousands):

	2013			2012			2011
			Percent			Percent			Percent
		Percent	of the		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 49	0.2%	0.4%	$ 350	0.5%	1.6%	$ 531	7.0%	1.2%
Lot and land development	374	1.4	3.0	1,310	2.1	5.9	3,168	6.0	7.1
1-4 family	1,528	37.7	12.4	3,235	44.8	14.4	6,107	21.8	13.7
Commercial real estate	3,290	34.8	26.7	10,628	38.2	47.4	28,306	41.4	63.7
Multifamily	3,567	16.1	28.9	2,866	2.3	12.8	871	6.1	2.0
Commercial loans	3,530	9.5	28.6	4,004	11.9	17.9	5,417	17.4	12.2
Consumer loans	5	0.3	-	9	0.2	-	33	0.3	0.1
	$ 12,343	100.0%	100.0%	$ 22,402	100.0%	100.0%	$ 44,433	100.0%	100.0%

	2010			2009
			Percent			Percent
		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 3,362	8.0%	9.6%	$ 1,184	17.7%	8.0%
Lot and land development	4,808	7.5	13.7	1,719	11.3	11.7
1-4 family	3,542	35.8	10.1	1,633	27.7	11.1
Commercial real estate	19,733	31.9	56.1	8,115	30.3	55.1
Multifamily	812	4.6	2.3	765	3.5	5.2
Commercial loans	2,853	11.9	8.1	1,269	9.2	8.6
Consumer loans	31	0.3	0.1	46	0.3	0.3
	$ 35,141	100.0%	100.0%	$ 14,731	100.0%	100.0%

At June 30, 2013, approximately 26.7% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 34.8% of its total loan portfolio.  This is down from June 30, 2012 when approximately 47.4% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio.  Even though our concentration in commercial real estate loans has decreased, because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio can lead to volatility in our earnings.  At June 30, 2013, the loan loss allowance related to multifamily loans was 28.9% as compared to multifamily loans constituting 16.1% of the Bank’s total loan portfolio.  The larger allocation of the allowance to multifamily loans reflects the recent growth in this portfolio.  The loan loss allowance allocated to the multifamily loan portfolio has increased 24% from June 30, 2012 to June 30, 2013.  This increase was due to the growth in the multifamily loan portfolio from $20.1 million at June 30, 2012 to $99.8 million at June 30, 2013 and the trend in the historical loss element of the general component of the allowance for loan losses.

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

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal 2013, 2012 and 2011 can be found in the discussion of the Bank’s net interest income under the caption "-Results of Operations-Segment Information-Banking."

The Bank had $12.5 million and $15.4 million in certificates of deposit of $100,000 or greater at June 30, 2013 and 2012, respectively.  The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits.  These core deposits provide the Bank with a stable and low cost funding source.  The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding.  At June 30, 2013, the Bank had $878.4 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The following table represents short term borrowings and advances from the FHLB that were due within one year during the fiscal years ended June 30, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate
At June 30	$ 15,486	3.93%	$ 9,267	4.04%	$ 8,465	5.15%
Average during year	14,133	4.04%	13,243	4.75%	9,968	4.13%
Maximum month-end balance during year	17,009	-	15,046	-	79,570	-

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

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011 (assuming the warrants are excercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of June 30, 2013, SWS Group had utilized $70.0 million of the $100.0 million by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million and (iii) contributing $30.0 million in capital to Southwest Securities.  See Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning this Credit Agreement.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets that are readily convertible into cash.  Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets.  We maintain an allowance for doubtful accounts that represents amounts that are necessary in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.  Management believes that the brokerage business' present liquidity position is adequate to meet its needs over the next 12 months.

Short-Term Borrowings. At June 30, 2013, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement, and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines.  At June 30, 2013, we had uncommitted broker loan lines of up to $375.0 million.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts.  These lines may also be used to release pledged collateral against day loans.  These credit arrangements are provided on an "as offered" basis, are not committed lines of credit and can be terminated at any time by the lender.  Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate.  At June 30, 2013, $86.5 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $120.6 million.  Our ability to borrow additional funds is limited by our eligible collateral.  See additional discussion under Item 1A. “Risk Factors."

Unsecured Line of Credit.  We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an "as offered" basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing.  At June 30, 2013, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement.  At June 30, 2013, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest of 0.5% per annum.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  The letter of credit agreement is renewable semi-annually.  At June 30, 2013, we had outstanding undrawn letters of credit of $50.0 million bearing interest at a rate of 0.5% per annum.  This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $71.0 million at June 30, 2013.

            Revolving Credit Facility.    On January 28, 2011, Southwest Securities entered into a $45.0 million committed revolving credit facility with an unaffiliated bank.  The commitment fee for the credit facility is 0.375% per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The credit facility requires Southwest Securities to maintain tangible net worth of $150.0 million.  As of June 30, 2013, there was $45.0 million outstanding under this credit facility, which was collateralized by securities with a value of $68.6 million at June 30, 2013.

            Net Capital Requirements.    Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities.  The amount of the broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules.  Historically, we have operated in excess of the minimum net capital requirements.  See Note 18 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning these requirements.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations.  The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash.  At June 30, 2013, the Bank had net borrowing capacity from the FHLB of $83.2 million.  In addition, at June 30, 2013, the Bank had the ability to borrow up to $28.3 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

            In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate of 50 basis points over the federal funds target rate.  At June 30, 2013, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk.  The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities.  Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "GAP" data.  (See the Bank’s GAP analysis in "-Risk Management-Market Risk-Interest Rate Risk-Banking.")  At June 30, 2013, $878.4 million of the Bank’s deposits were from the brokerage customers of Southwest Securities.  Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined) (without giving effect to the Basel III final rule).  At June 30, 2013, the Bank had a total risk-based capital ratio of 24.9% and the Bank had a Tier I (core) capital ratio of 13.5%.  At June 30, 2013, the Bank had a Tier I risk-based capital ratio of 23.6%  Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.  In connection with the termination of the Order on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier I capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all of its capital adequacy requirements.  As of June 30, 2013, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well-capitalized.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC.  However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk.  See Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years	Other (5)
Long-term debt (1)	$ 182,079	$ -	$ 1,811	$ 148,872	$ 31,396	$ -
Interest on long-
term debt (2)	58,322	15,573	32,468	4,358	5,923	-
Certificates of deposit	30,334	20,653	9,049	632	-	-
Uncertain tax positions	295	-	-	-	-	295
Other leases (3)	39,942	8,417	13,376	7,899	10,250	-
Investment commitments	7,820	7,820	-	-	-	-
Purchase obligations	18,749	11,756	5,789	1,095	109	-
Deferred compensation (4)	5,977	855	1,771	1,529	1,822	-
Purchase mortgage loan
sub-participations	20,000	-	-	-	-	20,000
Scholarship endowment	400	-	-	-	-	400
Total	$ 363,918	$ 65,074	$ 64,264	$ 164,385	$ 49,500	$ 20,695

_______________________________

(1) Long-term debt is comprised of advances from the FHLB with maturities greater than one year and the Credit Agreement with Hilltop and Oak Hill.

(2) Amount of interest payable includes the advances from the FHLB based on rates ranging from less than 1% to 6% and the Credit Agreement with Hilltop and Oak Hill based on an effective interest rate of 15%.

(3) Of the $39,942 in lease commitments, no amounts are reserved for impairment.

(4) We have commitments to our employees for deferred compensation in the amount of $5,977 that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances.  See Note 19 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

(5)Due date cannot be estimated.  See Note 1(s), Note 17 and Note 24 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

Cash Flow

Net cash used in operating activities totaled $64.5 million and $1.5 million in fiscal 2013 and 2012, respectively.  In fiscal 2011, cash provided by operating activities totaled $490.0 million.  The net cash used in operating activities for fiscal 2013 was due to the $89.2 million increase in net receivable from broker, dealer and clearing organization accounts, a $42.5 million increase in net receivable from client accounts and a $26.8 million increase in securities purchased under agreements to resell.  These increases were offset by an $86.1 million decrease in our net trading inventory and an $11.6 million decrease in assets segregated for regulatory purposes.   The decrease from fiscal 2011 to fiscal 2012 in net cash provided by (used in) operating activities was primarily due to the change in cash flow classification of the Bank’s purchased mortgage program loans.  In fiscal 2010, the cash flow from these loans were classified as operating cash flows, while in fiscal 2011, the cash flows were presented as investing cash flows.

Net cash provided by investing activities was $59.6 million and $208.5 million in fiscal 2013 and 2011, respectively, and cash used in investing activities was $219.8 million in fiscal 2012.  Proceeds from cash received at the Bank from loan pay-downs net of originations of $203.5 million, along with $51.1 million in proceeds from the sale of REO, loans, and other assets at the Bank, were used to increase the Bank’s net investment portfolio by $190.2 million.  The primary reason for the decrease in cash provided by investing activities in fiscal 2012 as compared to fiscal 2011 was a $349.2 million increase in investment securities at the Bank, a $42.2 million decrease in proceeds received from the sale of loans, the investment of $30.0 million of proceeds from the Credit Agreement with Hilltop and Oak Hill, a $23.4 million increase in the net amount invested in loans at the Bank, and a $15.4 million decrease in proceeds from the sale/redemption of investment securities.

Net cash provided by financing activities totaled $34.1 million and $4.3 million for fiscal 2013 and 2012, respectively.  Net cash used in financing activities was $426.8 million for fiscal 2011.  The primary driver of the cash provided by financing activities was an increase in cash proceeds from short term borrowings and the FHLB, offset by a decrease in deposits at the Bank.  The primary reason for the increase in the cash provided by financing activities from fiscal 2011 to 2012 was the $100.0 million Credit Agreement with Oak Hill and Hilltop in July 2011 and a reduction in deposits of $44.2 million in fiscal 2012 versus a reduction in deposits of $382.3 million for fiscal 2011.  Offsetting this increase in cash provided by financing activities in fiscal 2012 was a decrease in net short-term borrowings.

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

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us.  During fiscal year 2013, the plan purchased approximately 21,000 shares of common stock at a cost of approximately $121,000, or $5.86 per share, and approximately 25,000 shares were sold or distributed to participants pursuant to the plan.  See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting.  As a result, in fiscal 2013, we repurchased approximately 10,000 shares of common stock with a market value of approximately $56,000, or an average of $5.83 per share, to cover tax liabilities.

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

RISK MANAGEMENT

In an effort to assist the company in managing enterprise risk, in 2010 and at the Board of Director’s request, the company engaged a firm to perform an analysis of the company’s enterprise risk management process.  During fiscal 2011, based on the Board of Director’s recommendations, we initiated an enterprise risk management program and formed a committee.  Enterprise risk is viewed as the threat from an event, action of loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence.  The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the Board of Directors on a quarterly basis.  During fiscal 2013, we hired a full time risk manager for the consolidated group who serves as the primary liaison with our risk management consultants.  We continue to utilize the consultants to improve risk management processes, procedures and reporting.

We manage risk exposure through the involvement of various levels of management.  We establish, maintain and regularly monitor maximum positions by industry and issuer in both trading and inventory accounts.  Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units.  The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as "GAP," and maintaining an interest rate sensitivity position within a particular timeframe.  Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral.  We monitor our exposure to counterparty risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits.  We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

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

Banking.  Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending.  The Bank has developed and continues to enhance its policies and procedures to provide a process for managing credit risk.  These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of its loan portfolio. The Bank makes loans to customers primarily within Texas and New Mexico.  The Bank also purchases mortgage loans, which have been originated in other areas of the United States.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Banking.  Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames.  This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads.  We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets.  The Bank has established percentage change limits in both interest margin and net portfolio value.  To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates.  To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared using internal modeling data for net portfolio value.  These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-19.01%
+200	-13.00%
+100	-6.76%
0	0.00%
-100	-7.66%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2013 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$ 470,239	$ 34,331	$ 71,015	$ 45,341
Securities and FHLB stock	19,928	22,510	39,651	443,121
Interest-bearing deposits	93,358	-	-	-
Total earning assets	583,525	56,841	110,666	488,462

Interest-bearing liabilities:
Transaction accounts and savings	908,164	-	-	-
Certificates of deposit	11,950	8,703	9,049	632
Borrowings	2,676	12,810	7,307	74,772
Total interest-bearing liabilities	922,790	21,513	16,356	75,404

GAP	$ (339,265)	$ 35,328	$ 94,310	$ 413,058

Cumulative GAP	$ (339,265)	$ (303,937)	$ (209,627)	$ 203,431

Market Price Risk.  We are exposed to market price risk as a result of making markets and taking proprietary positions in securities.  Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios,  “Securities available for sale” in our available-for-sale portfolio and “Restricted cash and cash equivalents”, which are subject to interest rate and market price risk at June 30, 2013 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$ 560	$ 1,030	$ 4,991	$ 23,525	$ 30,106
U.S. government and government
agency obligations	3,200	(20,737)	1,638	3,342	(12,557)
Corporate obligations	(7,759)	(9,504)	11,349	53,174	47,260
Total debt securities	$ (3,999)	$ (29,211)	$ 17,978	$ 80,041	$ 64,809
Corporate equity securities	-	-	-	1,520	1,520
Other	8,569	-	-	-	8,569
	$ 4,570	$ (29,211)	$ 17,978	$ 81,561	$ 74,898

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	-%	2.27%	2.93%	5.25%	4.66%
U.S. government and government
agency obligations	0.02	1.01	1.99	3.71	1.82
Corporate obligations	1.24	2.91	5.12	4.62	4.11

Restricted cash and cash equivalents
Restricted cash and cash equivalents	$ 30,047	$ -	$ -	$ -	$ 30,047

Available-for-sale securities, at fair
value
Securities available for sale	$ 37,927	$ 61,979	$ 15,698	$ 387,672	$ 503,276

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We review our estimates on an on-going basis.  We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data.”

Fair Value

We adopted the fair value accounting standard of the FASB effective June 28, 2008.  Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under fair value accounting, fair value refers to the price that would be received upon the sale ofan asset or paid to transfer a liability in an orderly transaction between market participants in the principal market in which the reporting entity transacts.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities.  We value the following assets and liabilities utilizing Level 1 inputs:  (i) our deferred compensation plan’s investment in Westwood’s common stock and (ii) certain inventories held in our securities owned and securities sold, not yet purchased portfolio.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  We value the following assets and liabilities utilizing Level 2 inputs:  (i) the Bank’s loans measured at fair value;  (ii) the Bank’s investment in interest rate swaps; (iii) certain inventories held in our securities owned and securities sold, not yet purchased portfolio and (iv) securities in our available for sale portfolio.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable observable market underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  We value the following assets and liabilities utilizing Level 3 inputs:  (i) certain inventories held in our securities owned portfolio and (ii) the warrants issued to Hilltop and Oak Hill. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.  Our Level 3 assets represented less than 1% of our total assets measured at fair value at June 30, 2013.  Our Level 3 liabilities represented 15% of our total liabilities measured at fair value at June 30, 2013.  All of our Level 3 liabilities consist of the warrants issued to Hilltop and Oak Hill.

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

            The valuation process for financial instruments may include the use of valuation models and other techniques.  Management makes adjustments to valuations derived from valuation models based on a number of factors, including but not limited to, the size of the position in the financial instrument in an inactive market, the features of the financial instrument such as its complexity, the market in which the financial instrument is traded or if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price.  Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument would consider the same factors in valuing the financial instrument.

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

Certain financial instruments and other assets trade infrequently and therefore have outdated market prices.  As a result, we may use alternative valuation models as methods for determining fair value of these assets.  When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instrument classes:

●  Non-agency mortgage-backed and other asset-backed securities are valued by benchmarking to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets.

            The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying statement of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loans measured at fair value.  The fair value of loans for which the fair value option has been elected is calculated based on the present value of expected future discounted cash flows using market interest rates currently being offered for loans with similar terms to borrowers with comparable credit risk.  These loans are classified as Level 2.

Securities Available for Sale.    Because quoted market prices are available in an active market, our deferred compensation plan’s investment in Westwood’s common stock is classified within Level 1 of the valuation hierarchy.  Our investments in U.S. government and government agency obligations and municipal obligations held by the Bank as available for sale are valued in a similar manner to our Level 2 securities owned and securities sold, not yet purchased portfolio, noted below.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio.  Securities classified as Level 1 securities primarily consist of financial instruments whose values are based on quoted market prices such as corporate equity securities and U.S. government and government agency obligations, primarily U.S. treasury securities.

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

Securities classified as Level 3 securities are securities whose fair values are estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable.  The models and methodologies considered the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements.  Included in this category are certain corporate equity securities and corporate obligations.

Interest rate swaps.  Interest rate swaps are valued using an income approach incorporating various assumptions, including the term of the swap, the notional amount of the swap, discount rates interpolated based on relevant swap curves, the rate on the fixed leg of the swap and a credit value adjustment for counterparty non-performance.  The approach also takes into consideration the potential impact of collateralization and netting agreements.  These interest rate swaps are classified as Level 2.

Stock purchase warrants.    The warrants held by Hilltop and Oak Hill are valued quarterly using a binomial model.  The model considers the following variables: price and volatility of our common stock, treasury yield, annual dividend, and the remaining life of the warrants.  The derived volatility estimate considers both the historical and implied forward volatility of our common stock.   All else being equal, the warrants will lose time value as they near maturity.  Other than remaining life, the primary drivers of value are the price and volatility of our common stock.  As the volatility and/or stock price increase, the value of the warrants increase as well.  The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements.  These securities are classified as Level 3.

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

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review.  We test goodwill for impairment at least annually.  The impairment test is based on determining the fair value of the specified reporting units.  Judgment is required in assessing the effects of external factors, including market conditions, and projecting future operating results.  These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements.  If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value.  See additional discussion in Note 1(k) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data”.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers all loans and is based on historical loss experience adjusted for qualitative factors.   These factors include the following: concentrations of risk in the portfolio, estimated changes in the value of underlying collateral, and changes in the volume and growth in the portfolio.

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

We record net deferred tax assets to the extent management believes these assets are more likely than not to be realized.  In making such determination, management considers all available positive and negative evidence, including: expected future reversals of deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets when management determines that these deferred assets are more likely to not be realized.  In the event management subsequently determines that we would be able to realize deferred income tax assets in excess of their net recorded amount, we would reduce the valuation allowance, which would reduce the provision for income taxes.

Deferred tax assets derived from operating losses are realized when we generate consolidated taxable income within the applicable carry-back and carry-forward periods.  Based on an evaluation of the positive and negative evidence, management determined that a $30.9 million valuation allowance for our deferred tax assets as of June 30, 2013 was appropriate.  See Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, june 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for additional detail regarding the Company’s deferred tax assets.

Recent Accounting Pronouncements

            See Note 1(y) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information required by this item is incorporated herein by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The company’s consolidated financial statements and supplementary data are included in pages F-2 through F-55 of this Annual Report on Form 10-K. See accompanying Item 15. “Exhibits and Financial Statement Schedules" and “Index to the Financial Statements” on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$ 86,424	$ 85,057	$ 78,055	$ 68,578
Net income (loss)	(5,644)	10,369	(5,718)	(32,452)
Comprehensive income (loss)	(3,346)	7,536	(6,443)	(39,271)
Earnings (loss) per share – basic
Net income (loss)	$ (0.17)	$ 0.32	$ (0.17)	$ (0.99)
Earnings (loss) per share – diluted
Net income (loss)	$ (0.17)	$ 0.09	$ (0.17)	$ (0.99)
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.58	$ 6.33	$ 6.82	$ 6.29
Low	$ 5.23	$ 4.02	$ 5.32	$ 5.30

2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$ 92,597	$ 83,496	$ 91,557	$ 86,091
Net income (loss)	1,652	(14,340)	8,262	(303)
Comprehensive income (loss)	1,574	(13,734)	8,952	459
Earnings (loss) per share – basic
Net income (loss)	$ 0.05	$ (0.44)	$ 0.25	$ (0.01)
Earnings (loss) per share – diluted
Net income (loss)	$ 0.05	$ (0.44)	$ 0.04	$ (0.01)
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.31	$ 7.56	$ 7.77	$ 5.94
Low	$ 3.67	$ 4.03	$ 4.79	$ 5.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)under the Exchange Act) as of June 30, 2013.  Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that as of June 30, 2013, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.  A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 30, 2013 as stated in their report, dated September 6, 2013, which appears herein.

ITEM 9B. OTHER INFORMATION

The table set forth below presents the amount awarded under our cash bonus plan for fiscal 2013 and the amount of common stock awarded under the 2012 Restricted Stock Plan to each of our named executive officers.  Our Board of Directors approved the awards on August 21, 2013.

	Amount	Restricted Stock Plan
	paid under	Dollar	Number of
	the cash	Value	Shares to be
Name and Position	bonus plan	($)	Granted (1)
James H. Ross
Director, President and Chief Executive
Officer	$ -	$ 250,000	44,964
Stacy M. Hodges
Executive Vice President, Chief Financial
Officer and Treasurer	$ 90,000	$ 100,000	17,986
Daniel R. Leland
Executive Vice President	$ 286,000	$ 204,000	36,691
Richard H. Litton
Executive Vice President	$ 230,000	$ 120,000	21,583
Allen R. Tubb
Executive Vice President, General Counsel
and Secretary	$ 63,000	$ 75,000	13,489

____________________

(1) These values are based on the last reported sales price of our common stock on the NYSE on August 21, 2013, which was $5.56 per share.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our executive officers, see Item 1. “Business-Executive Officers of the Registrant."  The information under the heading "Proposal One - Election of Directors" in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, is incorporated herein by reference.
For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see "Audit Committee" under the heading “Committees of the Board of Directors” and "Corporate Governance" in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see "Committees of the Board of Directors" under the heading "Corporate Governance" and the "Audit Committee Report" in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, which is incorporated herein by reference.

We have adopted a corporate Code of Business Conduct and Ethics (the "Code") that applies to all directors, officers and employees of SWS.  This Code is intended to promote honest and ethical conduct, avoidance of conflicts of interest, full, fair, accurate, timely, and understandable disclosure in the reports and documents that the company files with, or submits to, the SEC, and in all other public communications made by SWS, compliance with all governmental laws, rules, and regulations, prompt internal reporting of violations of the Code, and accountability for adherence to the Code.  The Code is a product of SWS’s commitment to honesty.  The Code is posted on our corporate website at www.swsgroupinc.com.  In addition, a copy of the Code may be obtained free of charge, upon written request to our Corporate Secretary at SWS Group, Inc., 1201 Elm Street, Suite 3500, Dallas, TX 75270.  Any amendments to the Code and any waivers that are required to be disclosed by the rules of the SEC and the NYSE will be posted on our corporate website.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation" in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information under the heading "Stock Ownership of Principal Stockholders and Management" in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading "Certain Relationships and Related Transactions" and "Director Independence and Related Matters" under the heading “Corporate Governance” in the Definitive Proxy Statement on Schedule 14A for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual Report on Form 10-K relates, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information under the subheadings "Fees Paid to Independent Registered Public Accounting Firm" and "Pre-approval of Independent Accounting Services" under the heading "Independent Registered Public Accounting Firm" in the Definitive Proxy Statement on Schedule 14A for our 20 13 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end to which this Annual report on Form 10-K relates, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            List of documents filed as a part of this report:

1.The financial statements required to be filed with this report are listed in the index appearing on page F-1 of this report.

2.The following consolidated financial statement schedules of the Registrant and its subsidiaries, and the Reports of Independent Registered Public Accounting Firm thereon, are attached hereto:

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

10.1+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003
10.2+

Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005

10.3+

Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005

10.4+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed October 9, 2003
10.5+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004
10.6+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.7+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.8+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005
10.9+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005
10.10

Funding Agreement dated as of March 20, 2011 among SWS Group, Inc. Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2011

10.11

Credit Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.12+

Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed February 8, 2012

10.13+	SWS Group, Inc. 2012 Restricted Stock Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 4, 2012
10.14+

Form of SWS Group, Inc. Restricted Stock Agreement for Outside Directors for the 2012 Restricted Stock Plan incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed November 21, 2012

10.15+

Form of SWS Group, Inc. Restricted Stock Agreement for Employees for the 2012 Restricted Stock Plan incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed November 21, 2012

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
101#

The following materials from SWS Group, Inc.’s annual report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2013 and June 29, 2012; (ii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2013, June 29, 2012 and June 24, 2011; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013, June 29, 2012 and June 24, 2011; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, June 29, 2012 and June 24, 2011; (v) Notes to Consolidated Financial Statements and (vi) Schedule I – Condensed Financial Information of Registrant

___________________

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

SWS Group, Inc.
(Registrant)

September 6, 2013	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 6, 2013	/S/ Joel T. Williams III
(Date)	(Signature)
Joel T. Williams III
Chairman of the Board

September 6, 2013	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 6, 2013	/S/ Stacy M. Hodges
(Date)	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

September 6, 2013	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

September 6, 2013	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 6, 2013	/S/ J. Taylor Crandall
(Date)	(Signature)
J. Taylor Crandall
Director

September 6, 2013	/S/ Christie S. Flanagan
(Date)	(Signature)
Christie S. Flanagan
Director

September 6, 2013	/S/ Gerald J. Ford
(Date)	(Signature)
Gerald J. Ford
Director

September 6, 2013	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 6, 2013	/S/ Tyree B. Miller
(Date)	(Signature)
Tyree B. Miller
Director

September 6, 2013	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2013 and June 29, 2012

(In thousands, except par values and share amounts)

	2013	2012
Assets
Cash and cash equivalents	$ 111,046	$ 81,826
Restricted cash and cash equivalents	30,047	30,044
Assets segregated for regulatory purposes	164,737	176,299
Receivable from brokers, dealers and clearing organizations	1,698,474	1,425,697
Receivable from clients, net of allowance	286,446	256,840
Loans, net (including $13,757 of loans measured at fair value at June
30, 2013 and $0 at June 29, 2012)	608,583	833,640
Securities owned, at fair value	209,633	231,151
Securities held to maturity	17,423	25,904
Securities purchased under agreements to resell	51,996	25,186
Goodwill	7,552	7,552
Securities available for sale	503,276	307,789
Other assets	91,160	144,915
	$ 3,780,373	$ 3,546,843

Liabilities and Stockholders’ Equity
Short-term borrowings	$ 131,500	$ 67,500
Payable to brokers, dealers and clearing organizations	1,532,971	1,349,370
Payable to clients	335,655	347,574
Deposits	993,719	1,062,233
Securities sold under agreements to repurchase	37,012	27,465
Securities sold, not yet purchased, at fair value	134,735	70,155
Drafts payable	28,889	24,970
Advances from Federal Home Loan Bank (the “FHLB”)	97,565	68,641
Long-term debt, net	83,102	79,076
Stock purchase warrants (“warrants”)	24,197	27,810
Other liabilities	65,742	66,347
	$ 3,465,087	$ 3,191,141

Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares;
none issued	-	-
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,629,213 shares at June 30,
2013; issued 33,312,140 and outstanding 32,576,307 shares at
June 29, 2012	3,331	3,331
Additional paid-in capital	325,030	324,556
(Accumulated deficit) retained earnings	(3,361)	30,084
Accumulated other comprehensive income – unrealized holding gain (loss),
net of tax of $(2,963) at June 30, 2013 and $1,398 at June 29, 2012	(5,334)	2,745
Deferred compensation, net	3,352	3,427
Treasury stock (682,927 shares at June 30, 2013 and 735,833 shares at
June 29, 2012, at cost)	(7,732)	(8,441)
Total stockholders’ equity	315,286	355,702
Total liabilities and stockholders’ equity	$ 3,780,373	$ 3,546,843

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended June 30, 2013, June 29, 2012 and June 24, 2011

 (In thousands, except share and per share amounts)

	2013	2012	2011
Revenues:
Net revenues from clearing operations	$ 8,719	$ 9,385	$ 10,708
Commissions	125,620	131,855	142,667
Interest	97,350	122,120	138,867
Investment banking, advisory and administrative fees	45,255	40,814	41,173
Net gains on principal transactions	17,395	28,049	37,239
Other	23,775	21,518	19,165
Total revenue	318,114	353,741	389,819

Interest expense	46,461	60,318	47,755
Net revenues	271,653	293,423	342,064

Non-interest expenses:
Commissions and other employee compensation	207,246	208,635	220,387
Occupancy, equipment and computer service costs	31,278	31,869	34,057
Communications	13,277	12,380	12,862
Floor brokerage and clearing organization charges	3,940	4,201	4,486
Advertising and promotional	3,041	3,093	2,770
(Recapture) provision for loan loss	(7,718)	2,475	50,967
Other	30,892	33,036	49,989
Total non-interest expenses	281,956	295,689	375,518

Other gains (losses):
Unrealized gain (loss) on warrants valuation	3,613	(3,674)	-
Loss before income tax expense (benefit)	(6,690)	(5,940)	(33,454)
Income tax expense (benefit)	26,755	(1,211)	(10,251)
Net loss	(33,445)	(4,729)	(23,203)
Other comprehensive income (loss):
Net gains recognized in other comprehensive income (loss) on cash flow hedging
activities, net of tax of $626 in 2013	1,163	-	-
Net (losses) gains recognized in other comprehensive income (loss), net of tax of $(4,987) in 2013; $1,064 in 2012 and $253 in 2011 on available
for sale securities	(9,242)	1,980	461
Net income (loss) recognized in other comprehensive income (loss)	(8,079)	1,980	461
Comprehensive loss	$ (41,524)	$ (2,749)	$ (22,742)

Loss per share – basic
Net loss	$ (1.02)	$ (0.14)	$ (0.71)
Weighted average shares outstanding – basic	32,870,003	32,649,544	32,514,945

Loss per share – diluted
Net loss	$ (1.02)	$ (0.14)	$ (0.71)
Weighted average shares outstanding – diluted	32,870,003	32,649,544	32,514,945

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2013, June 29, 2012 and June 24, 2011

(In thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other	Deferred
	Common Stock		Paid-in	(Accumulated	Comprehensive	Compensation,	Treasury Stock
	Shares	Amount	Capital	Deficit)	Income	Net	Shares	Amount	Total

Balance at June 25, 2010	33,312,140	$ 3,331	$ 326,462	$ 61,893	$ 304	$ 3,176	(969,950)	$ (11,772)	$ 383,394
Net loss			-	(23,203)	-	-	-	-	(23,203)
Unrealized holding gain, net of tax of $253	-	-	-	-	469	-	-	-	469
Shortfall for taxes on vesting of restricted stock	-	-	(351)	-	-	-	-	-	(351)
Cash dividends ($0.12 per share)	-	-	-	(3,877)	-	-	-	-	(3,877)
Deferred compensation plan	-	-	(15)	-	(8)	132	(46,077)	(145)	(36)
Restricted stock plan	-	-	890	-	-	-	(11,037)	183	1,073
Balance at June 24, 2011	33,312,140	3,331	326,986	34,813	765	3,308	(1,027,064)	(11,734)	357,469
Net loss	-	-	-	(4,729)	-	-	-	-	(4,729)
Unrealized holding gain, net of tax of $1,064	-	-	-	-	1,975	-	-	-	1,975
Shortfall for taxes on vesting of restricted stock	-	-	(62)	-	-	-	-	-	(62)
Deferred compensation plan	-	-	(19)	-	5	119	(43,480)	(149)	(44)
Restricted stock plan	-	-	(2,349)	-	-	-	334,711	3,442	1,093
Balance at June 29, 2012	33,312,140	3,331	324,556	30,084	2,745	3,427	(735,833)	(8,441)	355,702
Net loss	-	-	-	(33,445)	-	-	-	-	(33,445)
Unrealized holding loss, net of tax of $(3,710)	-	-	-	-	(6,889)	-	-	-	(6,889)
Realized gain on sale of securities available
for sale, net of tax of $(1,277)	-	-	-	-	(2,373)	-	-	-	(2,373)
Unrealized holding gain on cash flow hedging
activities, net of tax of $626	-	-	-	-	1,163	-	-	-	1,163
Deferred compensation plan	-	-	(7)	-	20	(75)	4,192	157	95
Restricted stock plan	-	-	481	-	-	-	48,714	552	1,033
Balance at June 30, 2013	33,312,140	$ 3,331	$ 325,030	$ (3,361)	$ (5,334)	$ 3,352	(682,927)	$ (7,732)	$ 315,286

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2013, June 29, 2012 and June 24, 2011

 (In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$ (33,445)	$ (4,729)	$ (23,203)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,482	5,779	7,218
Accretion of discount on long-term debt	4,026	3,212	-
Amortization of deferred debt issuance costs	492	451	-
(Decrease) increase in fair value of warrants	(3,613)	3,674	-
Amortization of premiums /discounts on loans purchased	(84)	(90)	(160)
Amortization of premiums /discounts on investment securities	1,985	934	157
Amortization of prepayment penalty on advances from FHLB	34	-	-
Provision for doubtful accounts on receivables from customers	960	480	491
(Recapture)/provision for loan loss and write downs on real estate
owned (“REO”) and other repossessed assets	(6,061)	3,776	65,188
Deferred income tax (benefit) expense	(2,596)	9,023	(4,037)
Allowance for deferred tax asset	29,998	28	844
Deferred compensation for deferred compensation plan and
restricted stock plans	(980)	547	3,431
(Gain) loss on sale of loans	(2,253)	9	506
Loss (gain) on fixed assets transactions	195	(1)	34
Loss (gain) on sale of REO and other repossessed assets	1,007	(25)	3,045
Gain on sale of available for sale and investment securities	(3,650)	(557)	(81)
Gain on issuer’s redemption of investment securities	(20)	-	(1,078)
Equity in earnings of unconsolidated ventures	(124)	(572)	(209)
Dividend received on investments	(16)	(61)	(24)
Loss of fair value option of loans	145	-	-
Gain on interest rate swaps	(145)	-	-
Shortfall for taxes on vesting of restricted stock	-	62	351
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	11,562	62,026	46,502
Net change in broker, dealer and clearing organization accounts	(89,176)	(23,837)	16,915
Net change in client accounts	(42,485)	(66,845)	(47,490)
Net change in loans held for sale	-	-	424,055
Decrease (increase) in securities owned	21,518	(9,564)	24,000
(Increase) decrease in securities purchased under agreements to resell	(26,810)	17,463	(12,142)
Decease (increase) in other assets	6,815	(7,043)	(6,634)
Increase (decrease) in drafts payable	3,919	1,314	(3,690)
Increase in securities sold, not yet purchased	64,580	1,494	1,067
(Decrease) increase in other liabilities	(5,763)	1,552	(5,059)
Net cash (used in) provided by operating activities	(64,503)	(1,500)	489,997
(continued)

(continued)	2013	2012	2011
Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	$ (4,257)	$ (3,842)	$ (2,728)
Proceeds from the sale of fixed assets and real estate	31,333	19,559	48,569
Proceeds from the sale of loans	19,782	1,751	43,986
Loan originations and purchases	(5,566,038)	(4,043,938)	(4,794,278)
Loan repayments	5,769,538	4,129,802	4,856,784
Purchase of investment securities	(312,716)	(384,730)	(35,525)
Proceeds from the sale of investment securities	30,352	67,493	75,555
Proceeds from the issuer’s redemption of investment securities	41,500	-	7,347
Cash received on investments	50,650	22,924	6,895
Proceeds from the sale of FHLB stock	744	1,143	3,339
Purchases of FHLB stock	(1,557)	-	(1,460)
Proceeds from the maturity of available for sale investment securities	495	-	-
Investment in unconsolidated ventures	(180)	-	-
Investment of proceeds received from Hilltop Holdings, Inc., Oak
Hill Capital Partners III, L.P. and Oak Hill Capital Management
Partners III, L.P. in restricted fund	-	(30,000)	-
Net cash provided by (used in) investing activities	$ 59,646	$ (219,838)	$ 208,484

Cash flows from financing activities:
Payments on short-term borrowings	$ (2,251,350)	$ (2,534,350)	$ (5,391,782)
Cash proceeds from short-term borrowings	2,315,350	2,491,850	5,391,782
Decrease in deposits	(68,514)	(44,238)	(382,333)
Advances from the FHLB	50,009	-	403,644
Payments on advances from the FHLB	(20,953)	(26,071)	(441,753)
Fee payment for FHLB restructuring	(166)	-	-
Payment of cash dividends on common stock	-	-	(3,904)
Shortfall for taxes on vesting of restricted stock	-	(62)	(351)
Cash proceeds (payments) on securities sold under agreements to repurchase	9,546	17,152	(2,076)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital
Partners III, L.P and Oak Hill Capital Management Partners III, L.P.	-	100,000	-
Proceeds related to deferred compensation plan	276	309	444
Purchase of treasury stock related to deferred compensation plan	(121)	(329)	(439)
Net cash provided by (used in) financing activities	34,077	4,261	(426,768)

Net increase (decrease) in cash and cash equivalents	29,220	(217,077)	271,713
Cash and cash equivalents at beginning of year	81,826	298,903	27,190
Cash and cash equivalents at end of year	$ 111,046	$ 81,826	$ 298,903

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$ 676	$ 3,628	$ 670
Foreclosures on loans	$ 11,688	$ 28,359	$ 44,251
Investments purchased not settled	$ 7,120	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 42,479	$ 69,079	$ 46,688
Income taxes	$ -	$ -	$ 1,635

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. ("SWS Group") and its consolidated subsidiaries listed below (collectively with SWS Group, "SWS" or the "Company").  All significant intercompany balances and transactions are eliminated upon consolidation. Each of the subsidiaries listed below are 100% owned.

Southwest Securities, Inc.	"Southwest Securities"
SWS Financial Services, Inc.	"SWS Financial"
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.	collectively, “SWS Insurance”
SWS Banc Holding, Inc.	"SWS Banc"
Southwest Securities, FSB	"Bank"
FSB Development, LLC	"FSB Development"
Southwest Capital Corporation	"SWS Capital"
Southwest Investment Advisors, Inc.	"Southwest Advisors"

Southwest Securities is a New York Stock Exchange ("NYSE") member broker/dealer.  Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”).  Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the "SEC") as broker/dealers under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and as registered investment advisers under the Investment Advisers Act of 1940, as amended.

SWS Insurance holds insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents.  The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank regulated by the Office of the Comptroller of the Currency ("OCC") since July 21, 2011.  As of July 21, 2011, the Board of Governors of the Federal Reserve System (“FRB”) began supervising and regulating SWS Group and SWS Banc.  SWS Banc is a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots.  As of June 30, 2013, it had no investments.

SWS Capital and Southwest Advisors are dormant entities.

Change in Fiscal Year End and Consolidated Financial Statements.  On May 23, 2013, the Board of Directors of the Company, acting on the recommendation of the Federal Reserve Bank of Dallas, approved a change to the Company’s fiscal year end from the last Friday of June to June 30.  This change was effective for the Company’s fiscal year ended June 30, 2013.   Because the transition period was less than one month, no transition report will be filed with the SEC.   Prior to the fiscal year ended June 30, 2013, the annual consolidated financial statements of SWS were prepared as of the last Friday in June, and the Bank’s annual financial statements were prepared as of June 30.  Any individually material transactions were reviewed and recorded in the appropriate fiscal year.

Reclassifications.    ”Investment banking, advisory and administrative fees” on the Consolidated Statements of Comprehensive Loss of $1,437,000 in fiscal 2012 and $1,407,000 in fiscal 2011 were reclassified to conform to the fiscal 2013 presentation.  In previous periods the amounts were presented in “Net gains on principal transactions” on the Consolidated Statements of Comprehensive Loss.

The line item “Unrealized gain (loss) on warrants valuation” on the Consolidated Statements of Comprehensive Loss is being presented under the category “Other gains (losses).”  Unrealized gain (loss) on warrants valuation was, in previous periods, presented under the category “Non-interest expenses.”  This reclassification was made to the prior periods presented for comparability purposes.

Discontinued operations.    Effective June 30, 2013, the Company made the strategic decision to exit its corporate finance business.  Included in loss before income tax expense (benefit) and net loss on the Consolidated Statements of Comprehensive Loss is (loss) income before income tax expense (benefit) and net (loss) income from the Company’s corporate finance business for fiscal years 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
(Loss) income before income tax expense (benefit)	$ (431)	$ 174	$ (219)
Net (loss) income	(280)	113	(142)

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts.  In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000.  Until December 31, 2012,  in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), non-interest bearing transaction accounts had unlimited coverage under FDIC insurance.  Non-interest bearing transaction accounts no longer have unlimited coverage under FDIC insurance and are insured up to $250,000.  At June 30, 2013 and June 29, 2012, cash balances included $37,833,000 and $30,504,000, respectively, that were not federally insured because they exceeded federal insurance limits.  This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain reserve balances on hand or with the Federal Reserve Bank of Dallas.  At June 30, 2013 and 2012, these reserve balances amounted to $1,649,000 and $1,503,000, respectively.

(d) Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”), Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the $100,000,000 unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement that was entered into on July 29, 2011 (the “Credit Agreement”).  The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries.  See additional discussion in Note 16, Debt Issued with Stock Purchase Warrants.  Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20,000,000 loan from SWS Group to Southwest Securities was repaid and the Company’s Board of Directors, Hilltop and Oak Hill approved a $20,000,000 capital contribution to Southwest Securities.  The remaining $30,000,000 is held in a restricted account at SWS Group to be used for general corporate purposes.   Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows.  The Company holds restricted cash and cash equivalents in money market funds.

(e) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled.  Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(f) Securities Lending Activities

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

(g) Loans and Allowance for Loan Losses

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

Loans Measured at Fair Value.    As permitted by Accounting Standards Codification (“ASC") 825, “Financial Instruments,” the Bank has elected to measure certain loans at fair value.  Management has elected the fair value option for these items to offset the corresponding change in fair value of the related interest rate swap agreements.  The change in fair value is recorded in other revenue on the Consolidated Statements of Comprehensive Loss.  For additional discussion regarding these loans and the related interest rate swaps, see Note 5, Loans and Allowance for Probable Loan Losses and Note 11, Interest Rate Swaps.

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous five quarters.  Management may adjust the historical loss rates to reflect other circumstances, such as deterioration in the real estate market, significant concentrations of product types, trends in portfolio volume, and the credit quality of the loan portfolio.   In addition, prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Changes in the calculation of the Allowance for Loan Losses. For the years ended June 30, 2011 and 2012, due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated certain components of its computation of the allowance for loan losses as follows:

o

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

o	In fiscal 2012, the Bank enhanced its allowance for loan loss calculation to reflect the credit quality of the Bank’s loan portfolio in the current economic environment.

In the third quarter of fiscal 2013, due to an improvement in the Bank’s loss history over the past four quarters, the Bank’s management reevaluated certain components of its computation of the allowance for loan losses as follows:

o	management increased the historical loan loss component look-back period from four quarters to six quarters; and

o

the Bank eliminated the credit quality component of the allowance calculation because it now believes that this component is inherent in the extension of the historical loan loss component’s look-back period from four to six quarters.

For additional discussion regarding the calculation of the Company’s allowance for probable loan losses see Note 5, Loans and Allowance for Probable Loan Losses.

(h) Securities Owned

Marketable securities are carried at fair value.  The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the Consolidated Statements of Comprehensive Loss.  SWS records the fair value of securities owned on a trade date basis.  See Note 1(x) and Note 26, Fair Value of Financial Instruments.

(i) Securities Held to Maturity

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

(k) Goodwill

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

SWS has two reporting units with goodwill: Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both of which are part of Southwest Securities.  There were no changes in the carrying value of goodwill during the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011.

(l) Investments

Limited partnership investments are accounted for under the equity method of accounting in accordance with ASC 323, “Investments-Equity Method and Joint Ventures.”

(m) Interest Rate Swaps in Cash Flow Hedging Relationships

The Bank recognizes interest rate swaps as either assets or liabilities in the Consolidated Statements of Financial Condition.  A portion of the Bank’s investment in interest rate swaps are derivatives designated in cash flow hedging relationships.  The Bank has formally documented the following in regard to these hedging relationships: (i) its risk management objective; (ii) the strategy used for undertaking the hedge; (iii) the hedging instrument; (iv) the hedged transaction; (iv) the nature of the risk being hedged; (v) how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and (vi)  a description of the method used to measure ineffectiveness. The Bank has also formally assessed, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in the cash flow hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions.  See additional discussion in Note 11, Interest Rate Swaps.

(n) Real Estate Owned (“REO”) and Other Repossessed Assets

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition.  For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount.  In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date.  Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis.  The amount of subsequent write-downs required to reflect current fair value was $1,657,000, $1,301,000 and $14,221,000 for fiscal years 2013, 2012 and 2011, respectively.

(o) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in other assets in the Consolidated Statements of Financial Condition.  Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized.  Other expenditures for repairs and maintenance are charged to expense in the period incurred.  Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method.  Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $5,472,000, $5,763,000, and $6,423,000 for fiscal years 2013, 2012 and 2011, respectively.

Property consisted of the following at June 30, 2013 and June 29, 2012 (in thousands):

	June 30, 2013	June 29, 2012
Land	$ 2,104	$ 2,104
Buildings	4,977	4,977
Furniture and equipment	50,182	48,184
Leasehold improvements	15,253	15,074
	72,516	70,339
Less: accumulated depreciation	(54,550)	(50,746)
Net property	$ 17,966	$ 19,593

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

(p) Consolidation of Variable Interest Entities

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

In addition, a reporting entity is required to reevaluate whether an entity is a VIE, and if the entity is determined to be a VIE, whether the reporting entity is the primary beneficiary of the VIE, periodically upon the occurrence of certain events known as reconsideration events.  A loan modified in a troubled debt restructuring (“TDR”) triggers a reconsideration event.  See Note 10, Investments and Variable Interest Entities for additional information.

(q)  Servicing Assets

During the fiscal year ended June 30, 2013, the Bank sold $17,664,000 of Small Business Administration (“SBA“) loans resulting in a gain of $2,253,000.  In connection with the sale, the Bank recorded a servicing asset of $418,000.  The Bank accounts for its servicing rights in accordance with ASC 860-50,“Servicing Assets and Liabilities,” at amortized cost.   The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets.   Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment.  The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value.  Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.  See Note 1(x) and Note 26, Fair Value of Financial Instruments.  Servicing rights are amortized in proportion to, and over the period of the related net servicing income.

(r) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through an unaffiliated bank and are sent to SWS daily for review and acceptance.  Upon acceptance, the drafts are paid and charged against cash.

(s) Federal Income Taxes

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

The Company records net deferred tax assets to the extent the Company believes these assets are more likely than not to be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets when the Company determines that they are more likely to not be realized than realized.  In the event the Company subsequently determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would reduce the valuation allowance, which would reduce the provision for income taxes.

Deferred tax assets derived from operating losses are realized when the Company generates consolidated taxable income within the applicable carry-back and carryforward periods.  Based on an evaluation of the positive and negative evidence, management determined that it was appropriate to increase the valuation allowance for the Company’s remaining deferred tax assets, with the exception of the Bank’s available for sale securities.  Management determined that an increase in the valuation allowance was appropriate in the fourth quarter of fiscal 2013 after reviewing the impact of our fourth quarter operating results and our fiscal 2014 financial  forecast.  Accordingly, the Company increased its allowance $29,998,000 from $872,000 at June 29, 2012 to $30,870,000 at June 30, 2013.    See Note 17, Income Taxes for a detail of the Company’s deferred tax assets.

(t) Treasury Stock

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors.  Prior to February 28, 2013, SWS was authorized to repurchase 500,000 shares of common stock from time to time in the open market.  During fiscal years 2013 and 2012, SWS Group did not repurchase any shares of common stock under this plan. As of June 30, 2013, the Company was not authorized to repurchase shares of common stock under a repurchase agreement and did not intend to repurchase any shares of common stock.  Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

Treasury stock is also repurchased periodically under the Company’s deferred compensation plan and the restricted stock plan (see Note 19, Employee Benefits).

(u) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. 2003 Restricted Stock Plan ("2003 Restricted Stock Plan") and the 2012 Restricted Stock Plan (“2012 Restricted Stock Plan”) under the recognition and measurement principles of the Financial Accounting Standards Board’s (“FASB”) accounting codification (see Note 19, Employee Benefits).

(v) Loss Per Share ("EPS")

SWS provides a presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if contracts to issue common stock were exercised.  Unvested share-based payment awards that contain non-forfeiture rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of basic and diluted EPS, except in periods with a net loss, when they are excluded.  See Note 22, Loss Per Share for additional detail regarding the Company’s calculation of EPS.

(w)  Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on securities available for sale. See Note 9, Securities Available for Sale.

For the interest rate swaps that are designated and qualify as part of a cash flow hedging relationship, changes in the fair value are recognized in accumulated other comprehensive income to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness and changes in fair value of the derivative instruments not designated in a cash flow hedging relationship are recognized in other revenue on the Consolidated Statements of Comprehensive Loss.

See Note 11, Interest Rate Swaps.

(x) Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value.  Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date in the principal market in which the reporting entity transacts.  Further, fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, fair value accounting establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. The Company values the following assets and liabilities utilizing Level 1 inputs:  (1)  the Company's investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); (2) certain inventories held in the Company's securities owned and securities sold, not yet purchased portfolio; (3) the Company’s investment in U.S. Home Systems, Inc.’s (“USHS”) common stock and (4)  the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc.’s (“Westwood”) common stock.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company values the following assets and liabilities utilizing Level 2 inputs:  (1) the Bank’s loans measured at fair value;  (2) the Bank’s investment in interest rate swaps; (3) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio; and (4) securities in the available for sale portfolio.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The Company values the following assets and liabilities utilizing Level 3 inputs:  (1) certain inventories held in the Company's securities owned portfolio and (2) the warrants. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

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

Loans measured at fair value.  The fair value of loans for which the fair value option has been elected is calculated based on the present value of expected future discounted cash flows using market interest rates currently being offered for loans with similar terms to borrowers with comparable credit risk.   These loans are classified within Level 2 of the valuation hierarchy.

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

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable.  The models and methodologies consider the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements.  Included in this category are certain corporate equity securities, corporate bonds and municipal auction rate securities.

At June 29, 2012, the Company held one municipal auction rate bond with a par amount of $21,950,000 that was classified as a Level 3 security.  As a result of a trade in a similar security at a value less than par and related market conditions in the first quarter of fiscal 2013, the Company determined that this security should be written down to 92.5% of par.  The result was a $702,000 write down in the first quarter of fiscal 2013.   During fiscal 2013, we sold this security with no gain or loss recognized on the transaction.

Securities Available for Sale.   Because quoted market prices are available in an active market, the Company’s investment in USHS’s common stock and the Company’s deferred compensation plan’s investment in Westwood’s common stock are classified within Level 1 of the valuation hierarchy.  The Company’s investments in U.S. government and government agency and municipal obligations held by the Bank as available for sale are valued in a similar manner to the Company’s Level 2 securities owned and securities sold, not yet purchased portfolio, noted below.

Interest Rate Swaps.  The fair value of interest rate swaps is determined using an income approach incorporating various assumptions, including the term of the swap, the notional amount of the swap, discount rates interpolated based on relevant swap curves, the rate on the fixed leg of the swap and a credit value adjustment for counterparty non-performance.  The approach also takes into consideration the potential impact of collateralization and netting agreements.  Because substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, the intrest rate swaps are classified within Level 2 of the valuation hierarchy.

Warrants.  The warrants held by Hilltop and Oak Hill are valued using a binomial model which forecasts the Company’s potential stock price at certain points in time between the valuation date and expiration date of the warrants.  In addition to the Company’s stock price, variables in the model include the risk free rate of return, dividend yield, time to maturity and volatility of the Company’s stock price.  The warrants are classified within Level 3 of the valuation hierarchy.

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

REO and other repossessed assets.  See Note 1(n), Real Estate Owned (“REO”) and Other Repossessed Assets for discussion of the valuation of these assets. REO and other repossessed assets are valued using Level 3 valuation methodologies as the inputs utilized to determine fair value require significant judgment and estimation.

Other Fair Value Disclosures

The following is a description of the valuation methodologies used for financial instruments not measured at fair value in the Consolidated Statements of Financial Condition, but for which fair value is required to be disclosed in accordance with ASC 820,   “Fair Value Measurements and Disclosure”.   See Note 26, Fair Value of Financial Instruments for additional information, including the hierarchy levels for these financial instruments.

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

Servicing assets.  See Note 1(q), Servicing Assets for discussion of the valuation of these assets.

Deposits.  The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, is based on current market rates for deposits payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

 (y) Accounting Pronouncements

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS.  Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS.

ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) as updated by ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”    In December 2011, the FASB issued ASU 2011-11 which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on a GAAP basis and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”).  ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, the Company’s first quarter of fiscal 2014.  The Company does not expect ASU 2011-11 to have a material impact on its financial statements and processes.

2.         ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 30, 2013, SWS held cash of approximately $164,737,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (the "PAIB") at June 30, 2013.

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

3.         RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 30, 2013 and June 29, 2012, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2013	2012
Receivable:
Securities failed to deliver	$ 9,708	$ 23,220
Securities borrowed	1,546,376	1,320,274
Correspondent broker/dealers	45,435	41,941
Clearing organizations	25,285	18,705
Other	71,670	21,557
	$ 1,698,474	$ 1,425,697

Payable:
Securities failed to receive	$ 39,024	$ 28,879
Securities loaned	1,471,319	1,289,198
Correspondent broker/dealers	16,352	10,753
Other	6,276	20,540
	$ 1,532,971	$ 1,349,370

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients.  SWS obtains or releases collateral as prices of the underlying securities fluctuate.  At June 30, 2013, SWS had collateral of $1,546,376,000 under securities lending agreements, of which SWS had repledged $1,452,911,000.  At June 29, 2012, SWS had collateral of $1,320,024,000 under securities lending agreements, of which SWS had repledged $1,250,328,000.

4.         RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions.  Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the Exchange Act, principally officers, directors and related accounts), which aggregated approximately $766,000 and $10,000, respectively, at June 30, 2013 and $359,000 and $1,371,000, respectively, at June 29, 2012.  Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer "free credit" balances available for reinvestment.  The aggregate balance of such funds was approximately $304,016,000 and $308,669,000 at June 30, 2013 and June 29, 2012, respectively.  At June 30, 2013 and during fiscal year 2013, the weighted average interest rate and the interest rate paid on these balances was 0.02%.   During fiscal 2012, the interest rates paid on these balances ranged from 0.02% to 0.05%, with a weighted average interest rate paid of 0.04%.

SWS maintains an allowance for doubtful accounts which represents amounts, that in the judgment of management, are necessary to adequately absorb losses from known and inherent risks in receivables from customers.  Provisions made to this allowance are charged to operations and are included in other expense in the Consolidated Statements of Comprehensive Loss.  At June 30, 2013 and June 29, 2012, all unsecured customer receivables are provided for in this allowance.  The allowance was $168,000 and $117,000 at June 30, 2013 and June 29, 2012, respectively.

5.         LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at June 30, 2013 and 2012 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $997,000 and $1,094,000 at June 30, 2013 and 2012, respectively (in thousands):

	2013	2012
Loans measured at fair value:
Commercial real estate	$ 2,662	$ -
Multifamily	11,095	-
	13,757	-
Other loans receivable:
Residential construction	1,367	3,954
Lot and land development	8,988	18,431
1-4 family	233,947	383,167
Commercial real estate	213,452	326,997
Multifamily	88,738	20,110
Commercial loans	58,718	101,440
Consumer loans	1,959	1,943
	607,169	856,042
	620,926	856,042
Allowance for probable loan losses	(12,343)	(22,402)
	$ 608,583	$ 833,640

At June 30, 2013 and 2012, the 1-4 family loans included $174,037,000 and $294,341,000, respectively, of purchased mortgage loans held for investment.  The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for fiscal years 2013, 2012 and 2011 and the recorded investment in loans receivable at June 30, 2013 and June 30, 2012 were as follows (in thousands):

	June 30, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Charge-offs	-	(182)	(524)	(2,131)	-	(1,659)	-	(4,496)
Recoveries	194	215	97	230	1,000	409	10	2,155
Net charge-offs	194	33	(427)	(1,901)	1,000	(1,250)	10	(2,341)
Provision (recapture) charged
to operations	(495)	(969)	(1,280)	(5,437)	(299)	776	(14)	(7,718)
Balance at end of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Ending balance: individually
evaluated for impairment	$ 23	$ 233	$ 178	$ 105	$ -	$ 2,090	$ -	$ 2,629
Ending balance: collectively
evaluated for impairment	$ 26	$ 141	$ 1,350	$ 3,185	$ 3,567	$ 1,440	$ 5	$ 9,714

Financing receivables:
Balance at end of period	$ 1,367	$ 8,988	$ 233,947	$ 213,452	$ 88,738	$ 58,718	$ 1,959	$ 607,169
Ending balance: individually
evaluated for impairment	$ 605	$ 2,428	$ 9,361	$ 12,271	$ -	$ 7,467	$ -	$ 32,132
Ending balance: collectively
evaluated for impairment	$ 762	$ 6,560	$ 224,586	$ 201,181	$ 88,738	$ 51,251	$ 1,959	$ 575,037

	June 30, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 531	$ 3,168	$ 6,107	$ 28,306	$ 871	$ 5,417	$ 33	$ 44,433
Charge-offs	(1,513)	(2,588)	(2,804)	(7,505)	(6,954)	(4,260)	(11)	(25,635)
Recoveries	158	209	179	383	-	199	1	1,129
Net charge-offs	(1,355)	(2,379)	(2,625)	(7,122)	(6,954)	(4,061)	(10)	(24,506)
Provision charged to
operations	1,174	521	(247)	(10,556)	8,949	2,648	(14)	2,475
Balance at end of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Ending balance: individually
evaluated for impairment	$ -	$ 92	$ 120	$ 1,736	$ -	$ 495	$ 1	$ 2,444
Ending balance: collectively
evaluated for impairment	$ 350	$ 1,218	$ 3,115	$ 8,892	$ 2,866	$ 3,509	$ 8	$ 19,958

Financing receivables:
Balance at end of period	$ 3,954	$ 18,431	$ 383,167	$ 326,997	$ 20,110	$ 101,440	$ 1,943	$ 856,042
Ending balance: individually
evaluated for impairment	$ 648	$ 3,655	$ 19,760	$ 24,060	$ -	$ 2,921	$ 3	$ 51,047
Ending balance: collectively
evaluated for impairment	$ 3,306	$ 14,776	$ 363,407	$ 302,937	$ 20,110	$ 98,519	$ 1,940	$ 804,995

	June 30, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ -	$ 4,808	$ 3,542	$ 19,733	$ 812	$ 2,853	$ 31	$ 31,779
Charge-offs	(2,000)	(5,510)	(4,956)	(26,505)	(812)	(2,562)	(1)	(42,346)
Recoveries	238	194	133	35	-	70	1	671
Net charge-offs	(1,762)	(5,316)	(4,823)	(26,470)	(812)	(2,492)	-	(41,675)
Provision charged to
operations	2,293	3,676	7,388	35,043	871	5,056	2	54,329
Balance at end of period	$ 531	$ 3,168	$ 6,107	$ 28,306	$ 871	$ 5,417	$ 33	$ 44,433
Ending balance: individually
evaluated for impairment	$ 2	$ 23	$ 381	$ 2,322	$ -	$ 425	$ -	$ 3,153
Ending balance: collectively
evaluated for impairment	$ 529	$ 3,145	$ 5,726	$ 25,984	$ 871	$ 4,992	$ 33	$ 41,280

Financing receivables:
Balance at end of period	$ 33,296	$ 59,990	$ 217,038	$ 443,814	$ 60,813	$ 173,195	$ 3,055	$ 991,201
Ending balance: individually
evaluated for impairment	$ 5,029	$ 19,530	$ 5,774	$ 28,593	$ 14,493	$ 4,615	$ 21	$ 78,055
Ending balance: collectively
evaluated for impairment	$ 28,267	$ 40,460	$ 211,264	$ 415,221	$ 46,320	$ 168,580	$ 3,034	$ 913,146

For fiscal 2011, total charge-offs for loans include charge-offs for the loans reclassified to loans held for sale of $17,399,000.

As of June 30, 2013 and 2012, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment and loans measured at fair value, was 2.85% and 3.99%, respectively.  There was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of June 30, 2013 and June 30, 2012 were as follows (in thousands):

	June 30, 2013	June 30, 2012
Residential construction	$ 601	$ 648
Lot and land development	2,418	2,965
1-4 family	7,792	18,443
Commercial real estate	7,611	12,175
Commercial loans	4,024	3,120
Consumer loans	-	3
	$ 22,446	$ 37,354

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility.  The Bank uses a standardized review process to determine which loans should be placed on non-accrual status.  At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely.  For loans where full collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made.  The average recorded investment in non-accrual loans at June 30, 2013 and June 30, 2012 was approximately $25,516,000  and $51,663,000, respectively.  For fiscal years 2013, 2012 and 2011, interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $266,000,  $1,186,000 and $1,218,000, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of June 30, 2013 and June 30, 2012 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2013
With no related allowance recorded:
Residential construction	$ 383	$ 471	$ -	$ 438	$ -
Lot and land development	102	324	-	807	-
1-4 family	5,818	7,712	-	7,674	17
Commercial real estate	9,006	12,239	-	7,785	167
Commercial loans	4,430	5,092	-	1,582	26
	19,739	25,838	-	18,286	210

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2013
With an allowance recorded:
Residential construction	$ 222	$ 283	$ 23	$ 191	$ -
Lot and land development	2,326	2,543	233	1,879	-
1-4 family	3,543	3,870	178	6,398	67
Commercial real estate	3,265	4,188	105	10,048	15
Commercial loans	3,037	3,032	2,090	2,288	129
	12,393	13,916	2,629	20,804	211

June 30, 2013
Total
Residential construction	$ 605	$ 754	$ 23	$ 629	$ -
Lot and land development	2,428	2,867	233	2,686	-
1-4 family	9,361	11,582	178	14,072	84
Commercial real estate	12,271	16,427	105	17,833	182
Commercial loans	7,467	8,124	2,090	3,870	155
	$ 32,132	$ 39,754	$ 2,629	$ 39,090	$ 421

June 30, 2012
With no related allowance recorded:
Residential construction	$ 648	$ 648	$ -	$ 2,525	$ -
Lot and land development	2,964	3,408	-	6,514	32
1-4 family	17,938	20,387	-	8,540	89
Commercial real estate	10,715	13,662	-	14,308	127
Multifamily	-	-	-	6,659	-
Commercial loans	1,738	2,361	-	4,157	5
Consumer loans	2	9	-	30	-
	34,005	40,475	-	42,733	253

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2012
With an allowance recorded:
Residential construction	$ -	$ -	$ -	$ 1,473	$ -
Lot and land development	691	700	92	1,084	33
1-4 family	1,822	1,843	120	1,866	7
Commercial real estate	13,345	13,345	1,736	24,174	490
Multifamily	-	-	-	4,831	-
Commercial loans	1,183	1,183	495	1,047	7
Consumer loans	1	1	1	-	-
	17,042	17,072	2,444	34,475	537

June 30, 2012
Total
Residential construction	$ 648	$ 648	$ -	$ 3,998	$ -
Lot and land development	3,655	4,108	92	7,598	65
1-4 family	19,760	22,230	120	10,406	96
Commercial real estate	24,060	27,007	1,736	38,482	617
Multifamily	-	-	-	11,490	-
Commercial loans	2,921	3,544	495	5,204	12
Consumer loans	3	10	1	30	-
	$ 51,047	$ 57,547	$ 2,444	$ 77,208	$ 790

____________________

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the fiscal years ended June 30, 2013 and 2012, respectively.
(3)	Represents interest income recognized on impaired loans for the fiscal years ended June 30, 2013 and 2012, respectively.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses.  The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of June 30, 2013 and June 30, 2012 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 2,662			$ 2,662
Multifamily	11,095			11,095
	13,757	-	-	13,757
Other loans receivable:
Residential construction	766	-	601	1,367
Lot and land development	5,605	-	3,383	8,988
1-4 family	225,434	234	8,279	233,947
Commercial real estate	171,085	7,631	34,736	213,452
Multifamily	88,046	-	692	88,738
Commercial loans	47,680	1,324	9,714	58,718
Consumer loans	1,959	-	-	1,959
	540,575	9,189	57,405	607,169
	$ 554,332	$ 9,189	$ 57,405	$ 620,926

	Pass	Special Mention(1)	Substandard(2)	Total
June 30, 2012
Residential construction	$ 3,306	$ -	$ 648	$ 3,954
Lot and land development	11,511	1,131	5,789	18,431
1-4 family	359,041	1,634	22,492	383,167
Commercial real estate	268,931	15,372	42,694	326,997
Multifamily	18,220	1,176	714	20,110
Commercial loans	93,626	1,729	6,085	101,440
Consumer loans	1,940	-	3	1,943
	$ 756,575	$ 21,042	$ 78,425	$ 856,042

____________________

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age of the Bank’s past due financing receivables as of June 30, 2013 and 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 2,662	$ 2,662	$ -
Multifamily	-	-	-	-	11,095	11,095	-
	-	-	-	-	13,757	13,757	-
Other loans receivable:
Residential construction	-	-	-	-	1,367	1,367	-
Lot and land development	173	370	80	623	8,365	8,988	-
1-4 family	914	234	2,816	3,964	229,983	233,947	-
Commercial real estate	1,396	1,153	4,826	7,375	206,077	213,452	-
Multifamily	692	-	-	692	88,046	88,738	-
Commercial loans	750	3,812	135	4,697	54,021	58,718	-
Consumer loans	-	-	-	-	1,959	1,959	-
	3,925	5,569	7,857	17,351	589,818	607,169	-
	$ 3,925	$ 5,569	$ 7,857	$ 17,351	$ 603,575	$ 620,926	$ -

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2012
Residential construction	$ -	$ -	$ 648	$ 648	$ 3,306	$ 3,954	$ -
Lot and land development	121	218	2,183	2,522	15,909	18,431	-
1-4 family	918	1,991	3,205	6,114	377,053	383,167	-
Commercial real estate	5,016	1,517	3,916	10,449	316,548	326,997	-
Multifamily	-	-	-	-	20,110	20,110	-
Commercial loans	1,306	926	498	2,730	98,710	101,440	-
Consumer loans	2	-	1	3	1,940	1,943	-
	$ 7,363	$ 4,652	$ 10,451	$ 22,466	$ 833,576	$ 856,042	$ -

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower.  Modifications may include extending the maturity date, reducing the stated interest rate, rescheduling future cash flows or some combination thereof.  The Bank accounts for the modification as a TDR.

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

The table below presents the recorded investment in loans modified in TDRs as of June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Residential construction	$ 605	$ -
Lot and land development	4,927	1,902
1-4 family	7,690	14,364
Commercial real estate	4,574	1,450
Commercial	497	411
	$ 18,293	$ 18,127

The allowance for loan losses associated with loans modified in TDRs as of June 30, 2013 and 2012, was  $447,000 and $168,000, respectively.  The recorded investment includes $6,685,000 and $3,102,000 of loans on accrual status as of June 30, 2013 and 2012, respectively.  Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDR’s that occurred during fiscal 2013 and 2012 (dollars in thousands):

	June 30, 2013			June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Residential construction	4	$ 648	$ 648	-	$ -	$ -
Lot and land development	8	4,331	4,331	3	867	845
1-4 family	11	1,927	1,906	22	15,442	14,741
Commercial real estate	5	3,232	3,227	3	1,802	1,750
Commercial	2	259	259	7	5,227	5,227
	30	$ 10,397	$ 10,371	35	$ 23,338	$ 22,563

____________

 (1) Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDR’s during fiscal 2013 and 2012 (in thousands):

	Amount of TDR Loan Modifications
Type of Modification	June 30, 2013	June 30, 2012
Maturity date extension	$ 1,475	$ 2,098
Reduction of the stated interest rate	60	-
Rescheduled future cash flows	983	4,420
Combination of maturity date extension
and rescheduling of future cash flows	4,942	5,147
Combination of maturity date extension
and reduction of the stated interest rate	706	2,775
Combination of maturity date extension,
reduction of the stated interest rate,
and rescheduling of future cash flows	2,013	8,123
Combination of reduction of the stated interest rate
and rescheduling of future cash flows	192	-
	$ 10,371	$ 22,563

Loan modifications accounted for as TDR’s within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during fiscal 2013 and 2012 are summarized in the following table (dollars in thousands):

	June 30, 2013		June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	1	$ 1,799	1	$ 1,564
Commercial	2	839	1	46
	3	$ 2,638	2	$ 1,610

The Bank has elected to measure certain loans at fair value.  See discussion in Note 1 (x), Fair Value of Financial Instruments and Note 1 (g), Loans and Allowance for Loan Losses.  The Bank recognized interest income on loans measured at fair value separately from other changes in fair value.  As of June 30, 2013, there were no loans measured at fair value on non-accrual status or 90 days or more past due and still accruing.

The following tables summarize the amortized cost, gross unrealized losses and the fair value of loans measured at fair value at June 30, 2013 for the Bank (in thousands):

Gross
	Amortized	Unrealized	Fair
	Cost	Losses (*)	Value
Commercial real estate	$ 2,787	$ (125)	$ 2,662
Multifamily	11,115	(20)	11,095
	$ 13,902	$ (145)	$ 13,757

____________

 (*)  Unrealized losses are recorded in other revenues on the Consolidated Statements of Comprehensive Loss.

6.            SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 30, 2013 and June 29, 2012 consisted of the following (in thousands):

	2013	2012
Securities owned:
Corporate equity securities	$ 1,520	$ 1,312
Municipal obligations	30,116	117,868
U.S. government and government agency obligations	41,529	41,329
Corporate obligations	127,899	59,092
Other	8,569	11,550
	$ 209,633	$ 231,151

Securities sold, not yet purchased:
Municipal obligations	$ 10	$ -
U.S. government and government agency obligations	54,086	30,462
Corporate obligations	80,639	39,348
Other	-	345
	$ 134,735	$ 70,155

Securities owned and securities sold, not yet purchased are carried at fair value.  See additional discussion in Note 1 (x), Fair Value of Financial Instruments.

Some of these securities were pledged to secure short-term borrowings (see Note 13, Short-Term Borrowings) and as security deposits at clearing organizations for the Company’s clearing business.  At June 30, 2013 and June 29, 2012, securities pledged as security deposits at clearing organizations were $3,000,000 and $1,850,000, respectively.

7.         SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following (in thousands):

	June 30, 2013	June 30, 2012

Government National Mortgage
Association ("GNMA") Securities	$ 17,423	$ 25,904

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

The Bank recorded $117,000,  $190,000 and $162,000 in amortization of the premiums during fiscal 2013, 2012 and 2011, respectively.  During fiscal 2013, 2012 and 2011, the Bank received $9,019,000,  $8,992,000 and $7,729,000 of principal and interest payments, respectively, recording $654,000,  $910,000 and $1,140,000 in interest, respectively.  In January 2011, the Bank sold $42,519,000 of GNMA securities purchased in fiscal 2010 for $42,579,000 yielding a gain of $60,000.

In addition, the Bank held municipal bonds from state and political subdivisions of which $6,269,000 of these securities were redeemed in fiscal 2011, resulting in a gain of $1,078,000.  The Bank recorded amortization of the discount on these securities of $4,900 for fiscal 2011.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at June 30, 2013, by contractual maturity date, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding Gain

Due after ten years	$ 17,423	$ 17,965	$ 542

8.            SECURITIES PURCHASED /SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At June 30, 2013, SWS held reverse repurchase agreements totaling $51,996,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $51,808,000.  At June 29, 2012, SWS held reverse repurchase agreements totaling $25,186,000, collateralized by U.S. government and government agency obligations with a market value of approximately $25,036,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis. Interest on these amounts is accrued and is included in the Consolidated Statements of Financial Condition in other liabilities.    Securities sold under repurchase agreements at June 30, 2013 and June 29, 2012 were $37,012,000 and $27,465,000, respectively.

9.            SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of Westwood, which it classifies as securities available for sale.  In addition to the shares of common stock owned by SWS Group, the Bank owns U.S. government and government agency and municipal obligations that are available for sale.  The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

At June 29, 2012, SWS Group also owned shares of common stock of U.S. Home Systems, Inc. (“USHS”).  On October 26, 2012, a special meeting of the stockholders of USHS was held requesting an affirmative vote of the stockholders to adopt a proposed acquisition agreement, among other proposals.  USHS announced on October 29, 2012 that the acquisition agreement between USHS and The Home Depot, Inc. was approved and that, as a result, all outstanding shares of its common stock, including the shares of USHS common stock held by SWS, would be purchased for a price of $12.50 per share.  SWS Group’s shares of USHS common stock were purchased in November 2012 and as a result, the Company recognized a realized gain of $3,550,000 in net gains on principal transactions and a $2,308,000 ( $3,550,000,net of tax) reclassification adjustment from accumulated other comprehensive income.

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of the investments at June 30, 2013 and June 29, 2012, and for the Bank at June 30, 2012, (dollars in thousands):

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2013
Westwood common stock	3,405	$ 7	$ 170	$ -	$ (31)	$ 146
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	479,970	138	(9,239)	-	470,869
Municipal obligations	N/A	29,289	-	(1,065)	-	28,224
Continuous unrealized loss for 12 months
or greater:
U.S. government and government
agency obligations	N/A	4,127	-	(90)	-	4,037
		$ 513,393	$ 308	$ (10,394)	$ (31)	$ 503,276

		Original/	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Market
	Held	Cost	Gains	Losses	Value
June 2012
USHS	357,154	$ 914	$ 2,711	$ -	$ 3,625
Westwood	4,216	7	150	-	157
U.S. government and government
agency obligations	N/A	299,762	1,525	(216)	301,071
Municipal obligations	N/A	2,963	-	(27)	2,936
		$ 303,646	$ 4,386	$ (243)	$ 307,789

In fiscal 2013 and 2012, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $319,836,000 and $384,730,000, including a net premium of $6,279,000 and $8,387,000, respectively.  The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.51 years at June 30, 2013 and 4.04 years at June 30, 2012) using the interest method.

During fiscal 2013 and 2012, the Bank recorded $1,868,000 and $744,000, respectively, in amortization of the premium and received $47,129,000 and $16,718,000, respectively, of principal and interest payments, recording $7,585,000 and $2,393,000, respectively, in interest income on these securities.

In fiscal 2013 and 2012, the Bank sold $25,788,000 and $66,936,000, respectively, of the U.S. government and government agency obligations, recognizing gains of $100,000 and $557,000, respectively, in other revenue on the Consolidated Statements of Comprehensive Loss and $65,000 ($100,000 net of tax) and $362,000 ($557,000 net of tax), repectively, reclassification adjustments from accumulated other comprehensive income.

During fiscal 2013, municipal obligations of $495,000 matured and the issuer redeemed $41,500,000 of U.S. government agency securities, purchased at a discount in fiscal 2012, at par, resulting in a gain of $20,000.

For the U.S. government and government agency obligations which were  in a continuous unrealized loss position for 12 months or longer as of June 30, 2013, the Bank reviewed the circumstances of the loss position and determined that a permanent impairment was not necessary.

10.        INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in four investment partnerships that it accounts for under the equity method, which approximates fair value as described in Note 1(x), Fair Value of Financial Instruments.  One is a limited partnership venture capital fund in which SWS has invested $5,000,000.  Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $513,000 as of June 30, 2013 and $1,494,000 as of June 29, 2012.  SWS recorded net losses on this investment for fiscal years 2013, 2012 and 2011 of $640,000, $620,000 and $180,000, respectively.  In fiscal 2013, SWS received cash distributions of $341,000 from this investment.  The limited partnership venture capital fund has entered into an agreement with the SBA for a self-liquidation plan.

Two investments are limited partnership equity funds to which the Bank has commitments of $3,000,000 and $2,000,000, respectively and are considered cost effective ways of meeting its obligations under the Community Reinvestment Act of 1977 ("CRA").  As of June 30, 2013 and 2012, the Bank’s recorded investments in these partnerships were $3,782,000 and $5,300,000, respectively.  During fiscal years 2013, 2012 and 2011, the Bank recorded net gains of $882,000, $1,192,000 and $389,000, respectively, related to these investments.  During fiscal years 2013, 2012 and 2011, the Bank received cash distributions of $2,400,000, $517,000 and $306,000, respectively, from these investments.

On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000.  The loan was amended on November 16, 2009 to increase the note amount to $5,000,000.  The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013.  At December 31, 2012, the loan was paid in full.  On December 31, 2012, the Bank executed a new loan agreement with one of the partnerships for $5,000,000 with a maturity date of December 31, 2015.  At June 30, 2013, the outstanding balance was $2,549,000.  The loan bears interest at a rate of 4.25% per annum and interest is due monthly. The Bank earned approximately $166,000, $243,000 and $250,000 in interest income in fiscal years 2013, 2012 and 2011, respectively, on these loans.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund and to date has invested $180,000 in the fund and recorded net losses of $118,000 during fiscal 2013.

The Company’s investments in and the Bank’s loan to these funds may be limited by a portion of the Dodd-Frank Act called the Volcker Rule, which has proposed implementing regulations.  Management will monitor the final rules implementing the Volcker Rule once they are published to determine what impact, if any, the final rules would have on the Company’s investments and loan to these funds.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013			June 30, 2012
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial
borrowers	17	$ 10,639	$ 9,072	5	$ 2,766	$ 1,339

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition.  See additional discussion in Note 5, Loans and Allowance for Probable Loan Losses for information related to the loans modified in TDR’s.

11.            INTEREST RATE SWAPS

In fiscal 2013, the Bank entered into forward-start interest rate swaps to mitigate risk from its exposure to variability in interest payments on the Bank’s variable rate deposits.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements and are designated as cash flow hedges.  As of June 30, 2013, the notional amount of interest rate swap agreements designated as cash flow hedging instruments was $100,000,000 with a fair value of $1,789,000 included in other assets on the Consolidated Statements of Financial Condition.

In addition, interest rate swaps are used by the Bank to manage interest rate risk on certain fixed rate loans funded with variable rate deposits which exposes the Bank to potential variability in its net interest margin.  These fixed rate loans include terms matching the interest rate swaps and are recorded at fair value under the fair value option election. As of June 30, 2013, the notional amount of interest rate swaps outstanding related to fixed rate loan transactions was $13,902,000 with a fair value of $145,000 included in other assets on the Consolidated Statements of Financial Condition.

For fiscal year 2013, gains recognized in other revenue on the Consolidated Statements of Comprehensive Loss as a result of changes in fair value of the interest rate swaps were $145,000.

12.            INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, ("Ameritrade") to transfer Ameritrade’s correspondent clearing clients to the Company.  This transaction closed in July 2006.  As a result of this transaction, the Company recorded a customer relationship intangible of $5,060,000.  The intangible asset was amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships.  This intangible asset was fully amortized in July 2011 and SWS recognized approximately $6,000 and $785,000 of amortization expense in fiscal years 2012 and 2011, respectively.

13.            SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $375,000,000.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities.  These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit.  These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.07% at June 30, 2013 and 0.09% at June 29, 2012). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below.  At June 30, 2013, the amount outstanding under these secured arrangements was $86,500,000, which was collateralized by securities held for firm accounts valued at $120,568,000.  At June 29, 2012, the amount outstanding under these secured arrangements was $22,500,000, which was collateralized by securities held for firm accounts valued at $80,125,000.

At June 30, 2013 and June 29, 2012, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.  This credit arrangement is provided on an “as offered” basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.  At June 30, 2012 and June 29, 2012, there were no amounts outstanding on this line.  At June 30, 2013 and June 29, 2012, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility.  The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.  The agreement was renewed on January 24, 2013 and has the same terms as the initial agreement.  As of June 30, 2013 and June 29, 2012, there was $45,000,000 outstanding under the committed revolving credit facility.  The secured borrowing was collateralized by securities with a value of $68,605,000 and $71,277,000 at June 30, 2013 and June 29, 2012, respectively.

Letters of credit

At both June 30, 2013 and June 29, 2012, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  At June 30, 2013 and June 29, 2012, the maximum amount available under this letter of credit agreement was $75,000,000.  At June 30, 2013 and June 29, 2012, the Company had outstanding, undrawn letters of credit of $50,000,000 and $63,000,000, respectively, bearing interest at a rate of 0.5% per annum.  The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $71,035,000 and $86,107,000 at June 30, 2013 and June 29, 2012, respectively.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities.  At June 30, 2013, approximately $329,013,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $18,408,000 under securities loan agreements.  At June 29, 2012, approximately $335,453,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $38,870,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points.  At June 30, 2013 and 2012, the total amount available under this line was $28,267,000 and $61,956,000, respectively.  There was no amount outstanding at June 30, 2013 and 2012.

14.            DEPOSITS

The Bank’s deposits at June 30, 2013 and 2012 consisted of the following (dollars in thousands):

	2013		2012
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$ 55,221	5.5%	$ 55,403	5.2%
Interest bearing demand accounts	7,723	0.8	8,862	0.8
Savings accounts	883,229	88.9	934,636	88.0
Limited access money market accounts	17,212	1.7	26,232	2.5
Certificates of deposit, less than $100,000	17,829	1.8	21,680	2.0
Certificates of deposit, $100,000 and greater	12,505	1.3	15,420	1.5
	$ 993,719	100.0%	$ 1,062,233	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.04% and 0.07% at June 30, 2013 and 2012, respectively.

At June 30, 2013, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$ 12,678	$ 3,867	$ 854	$ 93	$ 337	$ 17,829
Certificates of deposit, $100,000 and greater	7,975	3,540	788	202	-	12,505
	$ 20,653	$ 7,407	$ 1,642	$ 295	$ 337	$ 30,334

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

15.ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2013 and 2012, advances from the FHLB were due as follows (in thousands):

	2013	2012
Maturity:
Due in one year	$ 15,486	$ 9,267
Due in two years	1,859	26,491
Due in five years	48,956	6,721
Due in seven years	12,809	4,850
Due in ten years	8,424	8,304
Due in twenty years	10,163	13,008
	97,697	68,641
Restructuring prepayment penalty	(132)	-
	$ 97,565	$ 68,641

The advances from the FHLB had interest rates ranging from less than 1% to 6% and were collateralized by approximately $181,000,000 in qualifying loans at June 30, 2013 (calculated at March 31, 2013).  The weighted average interest rate was 2.7% at June 30, 2013.  At June 30, 2012 (calculated at March 31, 2012), the advances from the FHLB had interest rates from 2% to 7% and were collateralized by approximately $382,000,000 in qualifying loans.  The weighted average interest rate was 4.4% at June 30, 2012.

During fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances.  Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances.  Amortization expense for the fiscal 2013 was $34,000.

At June 30, 2013, the Bank had net borrowing capacity with the FHLB of $83,194,000.

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

On July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the Credit Agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock).  These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment in the event the Company’s issues shares of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock as of June 30, 2013 (assuming that each of Hilltop and Oak Hill exercises its Warrant in full).

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants. No shares of Series A Preferred Stock are issued or outstanding at June 30, 2013 and June 29, 2012. For additional discussion concerning the Series A Preferred Stock see the discussion in Note 20, Preferred Stock.

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value.  Initial and subsequent valuations of the warrants use a binomial valuation model.  At initial valuation, July 29, 2011, the closing stock price was $5.45 per share yielding a fair value of $24,136,000.  At June 30, 2013 and June 29, 2012, the closing stock prices used in the binomial valuation model were $5.45 and $5.33, respectively and the warrants were valued at $24,197,000 and $27,810,000, respectively.   The change in fair value for fiscal year 2013 and 2012 of $3,613,000 and $(3,674,000), respectively, was reflected as an unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The warrants are classified as Level 3 in the fair value hierarchy as disclosed in Note 26, Fair Value of Financial Instruments.

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%.  At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method.  For fiscal year 2013 and 2012, the Company recorded $4,026,000 and $3,212,000, respectively, in accretion expense on the discount, resulting in a long-term debt balance of $83,102,000 and $79,076,000, respectively.  For fiscal year 2013 and 2012, interest expense on the loan to Hilltop and Oak Hill was $8,000,000 and $7,355,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on a straight-line method, which approximates the effective interest method, over the term of the loan.  For fiscal year 2013 and 2012, interest expense charged to operations was $492,000 and $451,000, respectively.

The Company recorded total interest expense for this obligation for fiscal 2013 and 2012 on the Consolidated Statements of Comprehensive Loss of $12,518,000 and $11,018,000, respectively.

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

There were no events of default in fiscal 2013.

Should the Company determine it needs additional debt at SWS Group, the Company would require regulatory approval and approval from Hilltop and Oak Hill.

17.            INCOME TAXES

Income tax expense (benefit) for fiscal years 2013, 2012 and 2011 (effective rate of -400% in fiscal 2013, 20.4% in fiscal 2012 and 30.6% in fiscal 2011) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2013, 2012 and 2011) to loss before income tax expense (benefit) and is comprised of the following (in thousands):

	2013	2012	2011
Income tax benefit at the statutory rate	$ (2,341)	$ (2,079)	$ (11,709)
Tax exempt interest	(998)	(872)	(892)
Tax exempt expense (income) from company-owned
life insurance ("COLI")	(377)	74	(483)
State income taxes, net of federal tax benefit	(419)	284	272
Non-deductible meals and entertainment	195	189	160
Non-deductible compensation	1,017	1,234	1,050
Valuation allowance	29,998	28	844
Other, net	(320)	(69)	507
	$ 26,755	$ (1,211)	$ (10,251)

Income taxes as set forth in the Consolidated Statements of Comprehensive Loss consisted of the following components (in thousands):

	2013	2012	2011
Current
Federal	$ (76)	$ (10,402)	$ (7,979)
State	(571)	140	921
	$ (647)	$ (10,262)	$ (7,058)

Deferred
Federal	$ 27,159	$ 8,777	$ (2,923)
State	243	274	(270)
	27,402	9,051	(3,193)
Total income tax expense (benefit)	$ 26,755	$ (1,211)	$ (10,251)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 30, 2013 and June 29, 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets:
Employee compensation plans	$ 11,378	$ 12,704
Net operating loss carryforward	10,507	-
Allowance for probable loan losses	3,400	7,131
Securities available for sale	3,589	-
Bad debt reserve	2,177	2,078
Deferred rent	1,631	1,608
State taxes	909	1,152
Investment in unconsolidated ventures	909	915
Deferred income on loans	810	582
REO	139	-
Long-term debt	-	1,262
Other	513	645
Gross deferred tax assets	35,962	28,077
Valuation allowance	(30,870)	(872)
Net deferred tax assets	5,092	27,205

Deferred tax liabilities:
Securities available for sale	$ -	$ (1,462)
Interest rate swaps in cash flow hedging relationships	(626)	-
Fixed assets, net	(426)	(668)
Extraordinary gain related to the M.L. Stern & Co.,
LLC acquisition	-	(239)
Investment in unconsolidated ventures	(120)	(742)
Long-term debt	(82)	-
REO	-	(387)
Other	(249)	(56)
Total gross deferred tax liabilities	(1,503)	(3,554)
Net deferred tax assets – included in other assets on the
Consolidated Statements of Financial Condition	$ 3,589	$ 23,651

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management considers all available evidence, both positive and negative from the following expected sources of income:  expected future reversals of deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.  ASC 740, “Income Taxes” provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the reliance on projections of future taxable income to support the recovery of deferred tax assets.  Although the Company’s current financial forecasts indicate that sufficient taxable income should be generated in the future to ultimately realize the existing deferred tax benefits, these forecasts are subject to a number of assumptions and there can be no assurance that these forecasts will be achieved.  These forecasts were not considered to constitute sufficient positive evidence, as required by GAAP, to overcome the observable negative evidence associated with the cumulative loss positions. The Company previously had an allowance for deferred tax assets associated with its capital losses from investments.  Based on an evaluation of the positive and negative evidence, management determined that it was appropriate to increase the valuation allowance for its remaining deferred tax assets, except for the Bank’s securities available for sale.  Accordingly, the Company increased its allowance $29,998,000 from $872,000 at June 29, 2012 to $30,870,000 at June 30, 2013.

Management did not establish a valuation allowance for the deferred tax asset generated on the Bank’s unrealized losses of its securities available for sale of $3,589,000,  because the Bank currently has the intent and ability to hold these securities until they recover in value.  Despite the valuation allowance, these assets remain available to offset future taxable income.

The Company had a deferred tax asset for net operating losses for federal income tax purposes of approximately $10,507,000 at June 30, 2013.  In order to utilize the operating loss carryforwards, the Company must generate sufficient taxable income within the applicable carryforward period.  If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

A reconciliation of the beginning and ending amounts of the net liability for uncertain tax positions is as follows (in thousands):

	June 30, 2013	June 29, 2012	June 24, 2011
Balance at the beginning of the year	$ 1,125	$ 1,394	$ 1,121
Increases as a result of tax positions taken during prior years	-	551	168
Increases as a result of tax positions taken during the current period	20	71	32
Decreases as a result of tax positions taken during prior years	(381)	(558)	(47)
Decreases as a result of tax positions taken during the current period	(10)	-	(45)
Lapse of applicable statute of limitations	(361)	(99)	399
Settlements	(98)	(234)	(234)
Balance at the end of the year	$ 295	$ 1,125	$ 1,394

While the Company expects that the net liability for uncertain tax positions will change during fiscal 2014, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $9,000 and $280,000, net of federal benefit for the fiscal years ended June 30, 2013 and June 29, 2012, respectively.  During the fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011, the Company recognized approximately $(271,000),  $(42,000) and $54,000, net of federal benefit, respectively, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $286,000,  $845,000 and $1,072,000 as of June 30, 2013, June 29, 2012 and June 24, 2011, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2009.  The examination of the Company’s federal tax returns for 2008 through 2011 has concluded with no material adjustments.  The exam is still in Joint Committee review, but no material adjustments are expected from the review process.

18.            REGULATORY CAPITAL REQUIREMENTS

Brokerage.    The Company’s broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital.  Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act.  Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items.  The net capital position of Southwest Securities was as follows (in thousands):

	June 30, 2013	June 29, 2012

Net capital	$ 141,112	$ 150,328
Less: required net capital	6,843	6,693
Excess net capital	$ 134,269	$ 143,635
Net capital as a percent of aggregate debit items	41.2%	44.9%
Net capital in excess of 5% aggregate debit items	$ 124,005	$ 133,595

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1 of the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.  The net capital position of SWS Financial was (in thousands):

	June 30, 2013	June 29, 2012

Net capital	$ 713	$ 651
Less: required net capital	250	250
Excess net capital	$ 463	$ 401

Banking.  The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined).  Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.    At June 30, 2013, the Bank was deemed to be well capitalized.

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

The Bank’s capital amounts and ratios at June 30, 2013 and 2012 were (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total risk-based capital	$ 181,909	24.9%	$ 58,465	8.0%	$ 73,081	10.0%
Tier I risk-based capital	172,734	23.6	29,233	4.0	43,849	6.0
Tier I (core) capital	172,734	13.5	51,081	4.0	63,851	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order's Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total risk-based capital	$ 175,829	19.2%	$ 73,334	8.0%	$ 91,667	10.0%	$ 110,001	12.0%
Tier I risk-based capital	164,235	17.9	36,677	4.0	55,000	6.0	73,334	8.0
Tier I (core) capital	164,235	12.6	52,090	4.0	65,112	5.0	104,180	8.0

19.            EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan.    SWS has a defined contribution profit sharing/401(k) plan covering substantially all of its employees.  Employer provided profit sharing plan benefits become fully vested after six years of service by the participant.  Profit sharing contributions are accrued and funded at SWS’s discretion.  There were no profit sharing contributions in fiscal years 2013, 2012 and 2011.  The Company contributes a matching contribution equal to 100% of the participant’s salary reduction amount not in excess of 4% of the individual’s compensation.  SWS’s matching contributions vest immediately and the expense totaled approximately $4,086,000,  $3,979,000 and $4,133,000 in fiscal years 2013, 2012 and 2011, respectively.

Employees have an option to purchase shares of SWS Group’s common stock held as an investment in the 401(k) plan.  The 401(k) may purchase up to 1,500,000 of SWS Group’s common stock and at June 30, 2013, the total number of shares available for future purchases was 1,003,764.

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

At June 30, 2013 and June 29, 2012, the Company had approximately $18,624,000 and $18,853,000 in deferred compensation plan assets, respectively.  The fair value of SWS Group common stock held in the deferred compensation plan at June 30, 2013 and June 29, 2012 was $1,644,000 and $1,630,000, respectively.  The fair value of Westwood common stock held in the deferred compensation plan at June 30, 2013 and June 29, 2012 was $146,000 and $157,000, respectively.  The cash surrender value of COLI held in the deferred compensation plan at June 30, 2013 and June 29, 2012 was $16,926,000 and $15,850,000, respectively.  Funds totaling $3,345,000 were invested in 301,660 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 30, 2013.  Funds totaling $3,502,000 were invested in 305,852 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 29, 2012.  Approximately $1,738,000,  $1,645,000 and $2,125,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal years 2013, 2012 and 2011, respectively.  The trustee of the deferred compensation plan is Wilmington Trust Company.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS.  The plan purchased 20,675 shares during fiscal 2013 at a cost of $121,000, or $5.86 per share.  The plan purchased 58,451 shares during fiscal 2012 at a cost of $329,000, or $5.63 per share.  During fiscal years 2013 and 2012, 24,867 and 14,971  shares, respectively, were sold or distributed pursuant to the plan.

Stock Option Plan.    At June 30, 2013, SWS had no active stock option plans and, as of August 22, 2012, all outstanding options to acquire shares of common stock under the 1996 Plan have expired.

A summary of the status of SWS’s outstanding stock options as of June 29, 2012 and June 24, 2011 is presented below:

	2012		2011
		Weighted-		Weighted-
	Underlying	Average	Underlying	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	198,069	$ 9.54	420,998	$ 11.41
Exercised	-	-	-	-
Forfeited	(99,744)	10.13	(222,929)	13.06
Outstanding, end of period	98,325	$ 8.95	198,069	$ 9.54
Exercisable, end of period	98,325		198,069

Restricted Stock Plan.    The 2003 Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’s directors, officers and employees.  No more than 300,000 of the authorized shares may be newly issued shares of common stock.  The 2003 Restricted Stock Plan terminates on August 21, 2013.  On November 15, 2012, the stockholders of SWS Group, Inc. approved the adoption of the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan allows for awards of stock to SWS’s directors, officers and employees and authorizes up to 2,630,000 shares of SWS’s common stock to be delivered pursuant to awards granted under the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan terminates on November 15, 2022. The vesting period for awards is determined on an individual basis by the Compensation Committee of the Board of Directors.  In general, restricted stock granted to employees under the 2012 and 2003 Restricted Stock Plans vests pro-rata over a three year period or is subject to a four year cliff vesting schedule, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

During fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 64,151 shares with a weighted average market value of $6.16 per share.  During fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 348,810 shares with a weighted average market value of $7.02 per share.  During fiscal 2013, the Board of Directors approved grants to various officers and employees totaling 65,079 shares with a weighted average market value of $4.84 per share.  As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $3,160,000.  For fiscal years 2013, 2012 and 2011, SWS recognized compensation expense of approximately $1,090,000,  $1,155,000 and $1,234,000, respectively, for restricted stock grants.

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

		Purchase	Weighted- Average
	Shares Purchased	Price	Price per Share

Fiscal year ended
June 30, 2013	9,618	$ 56	$ 5.83
June 29, 2012	12,908	$ 62	$ 4.79

At June 30, 2013, the total number of shares outstanding under the Restricted Stock Plan was 347,877 and the total number of shares available for future grants was 2,596,305.

20.            PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share.  The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares are issued or outstanding at June 30, 2013 and June 29, 2012.  If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding.  The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in Note 16, Debt Issued with Stock Purchase Warrants.

21.            INTEREST INCOME AND INTEREST EXPENSE

For fiscal years ended June 30, 2013, June 29, 2012 and June 24, 2011 and, for the Bank, for fiscal years ended June 30, 2013, 2012 and 2011, the components of interest income and expense were as follows (in thousands):

	For the Fiscal Year Ended
	June 2013	June 2012	June 2011

Interest income:
Customer margin accounts	$ 8,236	$ 8,604	$ 8,123
Assets segregated for regulatory purposes	121	197	348
Stock borrowed	36,074	52,620	48,688
Loans	37,644	48,819	69,881
Bank Investments	6,968	3,137	1,700
Other	8,307	8,743	10,127
	$ 97,350	$ 122,120	$ 138,867

Interest expense:
Customer funds on deposit	$ 232	$ 342	$ 404
Stock loaned	27,084	41,048	37,370
Deposits	468	808	1,653
Federal Home Loan Bank	2,721	3,920	4,781
Long-term debt	12,518	11,018	-
Other	3,438	3,182	3,547
	46,461	60,318	47,755
Total net interest revenue	$ 50,889	$ 61,802	$ 91,112

22.            LOSS PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for fiscal years 2013, 2012 and 2011 (in thousands, except share and per share amounts):

	2013	2012	2011

Net loss	$ (33,445)	$ (4,729)	$ (23,203)
Dividends on estimated forfeitures-restricted stock	-	-	2
Adjusted net loss	$ (33,445)	$ (4,729)	$ (23,201)

Weighted average shares outstanding – basic	32,870,003	32,649,544	32,514,945
Effect of dilutive securities	-	-	-
Weighted average shares outstanding – diluted	32,870,003	32,649,544	32,514,945

Loss per share – basic
Net loss	$ (1.02)	$ (0.14)	$ (0.71)

Loss per share – diluted
Net loss	$ (1.02)	$ (0.14)	$ (0.71)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As a result of the net loss for fiscal years 2013 and 2012, warrants to acquire 17,391,304 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

At June 29, 2012 and June 24, 2011, options to acquire approximately 98,000 and 198,000 shares of common stock were outstanding under SWS’s stock option plans, respectively, see Note 19, Employee Benefits.  As a result of the net loss in fiscal years 2012 and 2011, all options were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.  As a result of the expiration of all options to acquire shares of common stock on August 22, 2012, there was no effect on the calculation of diluted weighted average shares outstanding or diluted EPS in fiscal year 2013.

The Company did not declare a dividend in fiscal years 2013 and 2012.  The Company declared dividends of $0.01 per share for the three-months ended June 24, 2011, March 25, 2011, and December 31, 2011 and $0.09 per share for the three-months ended September 24, 2010.

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

23.            SEGMENT REPORTING

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities.  The Bank and its subsidiary comprise the banking segment.  Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Investment Management Group departments), SWS Insurance and SWS Financial (which contracts with independent representatives for the administration of their securities business).

SWS's segments are managed separately based on types of products and services offered and their related client bases.  The segments are consistent with how the Company manages its resources and assesses its performance.  Management assesses performance based primarily on income before income taxes and net interest revenue (expense).  As a result, SWS reports net interest revenue (expense) by segment.  SWS's business segment information is prepared using the following methodologies:

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

The "other" category includes SWS Group, corporate administration and SWS Capital.  SWS Capital is a dormant entity that holds approximately $30,000 of assets.  SWS Group is a holding company that owns various investments.

The following table presents the Company’s operations by the segments outlined above for fiscal years 2013, 2012 and 2011:

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 30, 2013

Operating revenue	$ 12,875	$ 107,109	$ 95,569	$ 2,678	$ 2,533	$ 220,764
Net intersegment revenues	(725)	714	(227)	3,458	(3,220)	-
Net interest revenue	6,063	3,331	12,378	41,423	(12,306)	50,889
Net revenues	18,938	110,440	107,947	44,101	(9,773)	271,653
Non-interest expenses	19,419	107,942	87,081	31,359	36,155	281,956
Other gains (losses)	-	-	-	-	3,613	3,613
Depreciation and amortization	66	872	421	1,747	2,376	5,482
Net income (loss) before taxes	(481)	2,498	20,866	12,742	(42,315)	(6,690)
Assets (*)	260,824	212,001	1,836,469	1,269,308	36,093	3,614,695

June 29, 2012

Operating revenue	$ 12,558	$ 103,150	$ 114,498	$ 2,714	$ (1,299)	$ 231,621
Net intersegment revenues	(770)	676	128	3,657	(3,691)	-
Net interest revenue	6,056	3,732	15,579	47,228	(10,793)	61,802
Net revenues	18,614	106,882	130,077	49,942	(12,092)	293,423
Non-interest expenses	20,368	108,788	90,423	42,626	33,484	295,689
Other gains (losses)	-	-	-	-	(3,674)	(3,674)
Depreciation and amortization	75	921	416	1,922	2,445	5,779
Net income (loss) before taxes	(1,754)	(1,906)	39,654	7,316	(49,250)	(5,940)
Assets (*)	279,367	203,916	1,600,659	1,306,653	71,564	3,462,159

June 24, 2011

Operating revenue	$ 14,715	$ 106,226	$ 129,702	$ (838)	$ 1,147	$ 250,952
Net intersegment revenues	(864)	906	273	3,786	(4,101)	-
Net interest revenue	6,475	3,431	15,993	65,147	66	91,112
Net revenues	21,190	109,657	145,695	64,309	1,213	342,064
Non-interest expenses	20,689	108,301	99,444	110,639	36,445	375,518
Depreciation and amortization	859	938	573	2,436	2,412	7,218
Net income (loss) before taxes	501	1,356	46,251	(46,330)	(35,232)	(33,454)
Assets (*)	339,993	189,312	1,819,420	1,351,295	36,570	3,736,590

(*)  Assets are reconciled to total assets as presented in the June 30, 2013, June 29, 2012 and June 24, 2011 Consolidated Statements of Financial Condition as follows:

	June 30, 2013	June 29, 2012	June 24, 2011
Amount as presented above	$ 3,614,695	$ 3,462,159	$ 3,736,590
Reconciling items:
Unallocated assets:
Cash	12,071	9,365	4,654
Receivables from brokers, dealers and clearing	81,378	44,780	31,929
organizations
Receivable from clients, net of allowances	51,437	17,231	12,002
Other assets	24,037	20,504	31,102
Unallocated eliminations	(3,245)	(7,196)	(14,120)
Total assets	$ 3,780,373	$ 3,546,843	$ 3,802,157

24.            COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The lawsuits are in the discovery stage and the ultimate amount of liability associated with them cannot currently be determined.  However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred.  At June 30, 2013 and June 29, 2012, the Company had a recorded liability of approximately $1,000,000 related to this matter.

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

Leases.  SWS leases its offices and certain data processing equipment used in its brokerage operations under non-cancelable operating lease agreements.  The Company recognizes escalating lease payments on a straight line basis over the term of each respective lease with the difference between cash payment and rent expense recorded as deferred rent and included in other liabilities in the Consolidated Statements of Financial Condition.  Rental expense for facilities and equipment leases for fiscal years 2013, 2012 and 2011 aggregated approximately $10,349,000, $10,944,000 and $11,604,000, respectively.

The future rental payments for the non-cancelable operating leases at June 30, 2013 are included in the table below (in thousands).  Of the $39,942,000 in lease commitments, no amounts have been reserved for as impaired.

Operating
Leases
Fiscal year:
2014	$ 8,417
2015	7,394
2016	5,982
2017	4,344
2018	3,555
Thereafter	10,250
Total minimum lease payments	$ 39,942

Venture Capital Fund. The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds.  These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement.  Also,  in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund.  As of June 30, 2013, $180,000 in contributions have been made by the Bank to this fund.  These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank to a 3% ownership interest in any private equity.   The rule is expected to become effective on or about June 21, 2014.  Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010.  Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed.  The Bank’s ownership percentage in one of the limited partnership equity funds and the private investment fund are greater than 3% and would qualify as illiquid funds.  In addition, these investments may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA.  The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.    Management will monitor the terms of the final rule implementing the Volcker Rule when it is published, however, until that time it is uncertain how the terms of the final rule will impact the Bank’s investments.

Underwriting.    Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price.  Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.  At June 30, 2013, the Company had $150,000 in total potential liabilities due under outstanding underwriting arrangements.

Sub-Participation.  In the fourth quarter of fiscal 2012, the Bank signed a sub-participation agreement with a non-affiliate bank to sub-participate in its mortgage purchase program.  The Company has a maximum total commitment of $20,000,000 under the sub-participation agreement.

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

As of June 30, 2013, the Bank had issued stand-by letters of credit in the amount of $244,000.  The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien.  The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of June 30, 2013, the Bank had commitments of $28,153,000 relating to revolving lines of credit and unfunded commitments. In addition, as of June 30, 2013, the Bank had approved unfunded new loans in the amount of $36,570,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements.  The Bank evaluates the customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.  The Bank did not incur any significant losses on its commitments in fiscal 2013.  In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at June 30, 2013.

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

25.             AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank.  These funds are FDIC insured up to $250,000.  The funds are considered core deposits and are the primary funding source for the Bank.  The Bank’s total core deposits were $993,871,000 and $1,062,491,000 at June 30, 2013 and 2012, respectively.  At June 30, 2013 and June 29, 2012, clients of Southwest Securities had invested $878,434,000 and $930,741,000, respectively, in Bank Insured Deposits.

Two directors together with certain members of their families owned approximately 64% of a holding company that owned a local bank.  The Bank sold the local bank loan participations and at June 30, 2013 there were no loan participations outstanding with the local bank.  At June 30, 2012, the loan participations had outstanding balances of $1,404,000, which were collateralized by foreclosed property.  During the third quarter of fiscal 2013, the property collateralizing the foreclosed loan was sold for $4,339,000 resulting in a gain on sale of $43,000.  The holding company received $952,000 in proceeds from the sale.  Pursuant to participations agreements with the local bank, the Bank paid no interest and fees to the local bank in fiscal year 2013 and $98,000 and $137,000 in fiscal years 2012 and 2011, respectively.  The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

In the ordinary course of business, the Bank has transactions, including borrowings and deposits, with its executive officers, directors and their affiliates.  It is the policy of the Bank that such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.  There were $3,358,000 such loans at June 30, 2013 and no such loans at June 30, 2012.  The Bank recorded $203,000 and $21,000 of interest income on affiliate loans in fiscal year 2013 and 2011 and no interest income on affiliate loans in fiscal 2012.  Aggregate deposits from affiliates totaled approximately $1,664,000 and $3,908,000 at June 30, 2013 and 2012, respectively.

26.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,”  “Loans measured at fair value,” “Securities owned, at fair value,” “Securities available for sale,”  “Securities sold, not yet purchased, at fair value,” “Interest Rate Swaps” and “Warrants” which are measured at fair value on a recurring basis at June 30, 2013 and June 29, 2012 and for the Bank at June 30, 2013 and 2012.  See Note 1(x), Fair Value of Financial Instruments.

(in thousands)	Level 1	Level 2	Level 3	Total
June 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ 13,757	$ -	$ 13,757
	$ -	$ 13,757	$ -	$ 13,757

Securities owned, at fair value
Corporate equity securities	$ 895	$ -	$ 625	$ 1,520
Municipal obligations	-	30,116	-	30,116
U.S. government and government agency obligations	3,300	38,229	-	41,529
Corporate obligations	-	127,779	120	127,899
Other	692	7,877	-	8,569
	$ 4,887	$ 204,001	$ 745	$ 209,633

Securities available for sale
Westwood common stock	$ 146	$ -	$ -	$ 146
U.S. government and government agency obligations	-	474,906	-	474,906
Municipal obligations	-	28,224	-	28,224
	$ 146	$ 503,130	$ -	$ 503,276

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 1,934	$ -	$ 1,934
	$ -	$ 1,934	$ -	$ 1,934

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 10	$ -	$ 10
U.S. government and government agency obligations	45,415	8,671	-	54,086
Corporate obligations	-	80,639	-	80,639
	$ 45,415	$ 89,320	$ -	$ 134,735

Warrants
Warrants	$ -	$ -	$ 24,197	$ 24,197
	$ -	$ -	$ 24,197	$ 24,197

Net assets (liabilities)	$ (40,382)	$ 633,502	$ (23,452)	$ 569,668

(in thousands)	Level 1	Level 2	Level 3	Total
June 2012
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$ 10,114	$ -	$ -	$ 10,114
	$ 10,114	$ -	$ -	$ 10,114

Securities owned, at fair value
Corporate equity securities	$ 637	$ -	$ 675	$ 1,312
Municipal obligations	-	96,862	21,006	117,868
U.S. government and government agency obligations	6,577	34,752	-	41,329
Corporate obligations	-	59,092	-	59,092
Other	691	10,859	-	11,550
	$ 7,905	$ 201,565	$ 21,681	$ 231,151

Securities available for sale
USHS common stock	$ 3,625	$ -	$ -	$ 3,625
Westwood common stock	157	-	-	157
U.S. government and government agency obligations	-	301,071	-	301,071
Municipal obligations	-	2,936	-	2,936
	$ 3,782	$ 304,007	$ -	$ 307,789

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$ 16,825	$ 13,637	$ -	$ 30,462
Corporate obligations	-	39,348	-	39,348
Other	-	345	-	345
	$ 16,825	$ 53,330	$ -	$ 70,155

Warrants
Warrants	$ -	$ -	$ 27,810	$ 27,810
	$ -	$ -	$ 27,810	$ 27,810

Net assets (liabilities)	$ 4,976	$ 452,242	$ (6,129)	$ 451,089

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	Warrants	Total
Ending balance at June 29, 2012	$ 675	$ 21,006	$ -	$ (27,810)	$ (6,129)
Realized loss from write-down in fair
value of auction rate securities	-	(702)		-	(702)
Redemption/sale of security	(50)	(20,304)		-	(20,354)
Transfers from Level 2 to Level 3			120		120
Increase in warrants valuation
(unrealized loss)	-	-		(12,025)	(12,025)
Decrease in warrants valuation
(unrealized gain)	-	-		15,638	15,638
Ending balance at June 30, 2013	$ 625	$ -	$ 120	$ (24,197)	$ (23,452)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.  During fiscal 2013, the corporate obligations transferred from Level 2 to Level 3 are distressed resulting in a lack of observable data to support a Level 2 pricing.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  Changes in unrealized gain (loss) for the warrants are presented in unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The total unrealized gain included in earnings related to assets and liabilities still held for fiscal 2013 and 2012 was $15,638,000 and $15,759,000, respectively, and the total unrealized loss included in earnings related to assets and liabilities still held for fiscal 2013 and 2012 was $12,102,000 and $19,433,000, respectively.  A realized loss of $3,308,000 was recognized for fiscal 2013 in association with the Level 3 corporate obligations.

In fiscal 2013, the Company sold the one municipal auction rate bond and redeemed two auction rate preferred security valued at the time of sale at $20,304,000 and $50,000, respectively, recognizing no gain or loss on the transactions.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of June 30, 2013 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted-Average)

Securities owned, at fair value
Corporate equity securities- auction rate preferred	$ 625	Analysis of comparable securities	N/A	N/A

Corporate obligations	120	Discounted cash flow	N/A	N/A
Warrants
Warrants	24,197	Binomial Model	Derived Volatility	51% - 60% (51%)

At June 30, 2013, the Company held 25 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $625,000.  Since June 2010, the Company has held up to $1,800,000 in Level 3 auction rate preferred securities, of which $1,250,000 have been redeemed at par.  The remaining $625,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par.  While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted.  To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds $3,505,000 of corporate obligation bonds currently valued at $120,000.  The corporate bonds are valued using a discounted cash flow model with observable market data, however, due to the distressed nature of these bonds, the Company has determined that these bonds should be valued at Level 3.

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

The following table summarizes by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at June 30, 2013 and 2012 (in thousands):

June 2013	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 20,086	$ 20,086
REO	-	-	10,165	10,165
	$ -	$ -	$ 30,251	$ 30,251

June 2012
Impaired loans (1)	$ -	$ -	$ 32,553	$ 32,553
REO	-	-	32,257	32,257
	$ -	$ -	$ 64,810	$ 64,810

_____________

 (1)   Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the fiscal years-ended June 30, 2013 and 2012, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $3,718,000 and $6,415,000, respectively.  For the fiscal years-ended June 30, 2013 and 2012, adjustments to the fair value of REO resulted in a charge to earnings as a write-down of REOs of $1,396,000 and $546,000, respectively.

Other Fair Value Disclosures

The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at June 30, 2013 and June 29, 2012 and for the Bank at June 30, 2013 and 2012 were as follows (in thousands):

		June 2013		June 2012
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$ 111,046	$ 111,046	$ 81,826	$ 81,826
Restricted cash and cash equivalents	1	30,047	30,047	30,044	30,044

Securities held to maturity:
GNMA securities	2	17,423	17,965	25,904	26,818
Loans, net:
Purchase mortgage loans held for investment	3	174,037	173,738	294,341	294,877
Other loans held for investment	3	420,789	437,916	539,299	620,121
Servicing assets	3	412	414	-	-

Financial liabilities:
Short-Term Borrowings	1	131,500	131,500	67,500	67,500
Deposits:
Deposits with no stated maturity	2	963,385	959,578	1,025,133	1,025,133
Time deposits	2	30,334	30,736	37,100	37,613
Advances from FHLB	2	97,565	100,408	68,641	80,184
Long-term debt	3	83,102	86,822	79,076	81,345

27.             FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group,  Inc.

We have audited the accompanying consolidated balance sheets of SWS Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2013 and June 29, 2012, and the related consolidated statements of comprehensive income,  changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under  Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. and subsidiaries as of June 30, 2013 and June 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2013 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the internal control over financial reporting of SWS Group, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s annual report on Form 10-K for the year ended June 30, 2013. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2013, and our report dated September 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 6, 2013

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 30, 2013 and June 29, 2012

(In thousands)

	2013	2012
Assets
Restricted cash and cash equivalents	$ 30,047	$ 30,044
Investment in subsidiaries, at equity	408,954	392,330
Securities available for sale	146	3,782
Deferred compensation asset	17,593	15,912
Loan receivable from Southwest Securities, Inc.	-	20,000
Deferred tax asset	(14,971)	7,803
Other assets	3,273	4,566
	$ 445,042	$ 474,437

Liabilities and Stockholders’ Equity
Long-term debt	$ 83,102	$ 79,076
Stock purchase warrants (“warrants”)	24,197	27,810
Other liabilities	22,457	11,849
Stockholders’ equity	315,286	355,702
	$ 445,042	$ 474,437

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of  Comprehensive Loss

and Stockholders’ Equity

Years Ended June 30, 2013, June 29, 2012 and June 24, 2011

(In thousands)

	2013	2012	2011
Revenue:
Net gains (losses) on principal transactions	$ 3,719	$ (12)	$ 75
Interest revenue	212	225	-
Other revenue	474	(785)	1,253
	4,405	(572)	1,328
Expenses:
Other expense	21,572	19,115	8,690

Other gains (losses):
Unrealized gain (loss) on warrants valuation	3,613	(3,674)	-

Loss before income tax expense (benefit) and equity in earnings (loss) of subsidiaries	(13,554)	(23,361)	(7,362)
Income tax expense (benefit)	24,787	(7,794)	(1,919)
Loss before equity in earnings (loss) of subsidiaries	(38,341)	(15,567)	(5,443)
Equity (loss) in earnings of subsidiaries	4,896	10,838	(17,760)
Net loss	(33,445)	(4,729)	(23,203)
Other comprehensive income (loss):
Net (losses) gains recognized in other comprehensive income of subsidiary, net of tax
of $(3,378) in 2013; $449 in 2012 on available for sale securities	(6,272)	833	-
Realized gain on sale of securities available for sale, net of tax of $(1,277)	(2,373)	-	-
Net gains recognized in other comprehensive income, net of tax of $294 in 2013;
$615 in 2012 and $253 in 2011 on available for sale securities	566	1,147	461
Net (losses) gains recognized in other comprehensive income	(8,079)	1,980	461

Comprehensive loss	(41,524)	(2,749)	(22,742)

Stockholders’ equity at beginning of year	355,702	357,469	383,394
Payment of cash dividends on common stock – registrant	-	-	(3,877)
Restricted stock plan	1,033	1,093	1,073
Shortfall for taxes on vesting of restricted stock	-	(62)	(351)
Deferred compensation plan	75	(49)	(28)
Stockholders’ equity at end of year	$ 315,286	$ 355,702	$ 357,469

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 30, 2013, June 29, 2012 and June 24, 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$ (33,445)	$ (4,729)	$ (23,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on long-term debt	4,026	3,212	-
Amortization of deferred debt issuance costs	492	451	-
(Decrease) increase in fair value of warrants	(3,613)	3,674	-
Deferred income tax (benefit) expense	(5,178)	(1,584)	377
Allowance for deferred tax asset	29,998	28	844
Deferred compensation for deferred compensation plan and restricted stock plan	(777)	1,516	3,172
Gain on sale of available for sale and investment securities	(3,550)	-	-
Equity in undistributed (loss) earnings of subsidiaries	(22,956)	(39,436)	18,899
Equity in losses of unconsolidated ventures	640	620	180
Dividend received on investments	(3)	(43)	-
Shortfall for taxes on vesting of restricted stock	-	62	351
Change in operating assets and liabilities:
(Increase) decrease in securities owned	(169)	12	(76)
Increase in other assets	(2,792)	(772)	(5,292)
Increase (decrease) in other liabilities	11,599	(695)	(9,978)
Net cash used in operating activities	(25,728)	(37,684)	(14,726)

Cash flows from investing activities:
Payments on notes and other accounts/loans with subsidiaries	-	(50,000)	-
Repayments on notes and other accounts with subsidiaries	20,768	17,766	18,976
Cash received from investments	341	-	-
Proceeds from the sale of securities available for sale	4,464	-	-
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital
Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in
restricted fund	-	(30,000)	-
Net cash provided by (used in) investing activities	25,573	(62,234)	18,976

Cash flows from financing activities:
Payment of cash dividends on common stock	-	-	(3,904)
Shortfall for taxes on vesting of restricted stock	-	(62)	(351)
Proceeds related to the deferred compensation plan	276	309	444
Purchase of treasury stock related to deferred compensation plan	(121)	(329)	(439)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital
Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	-	100,000	-
Net cash provided by (used in) financing activities	155	99,918	(4,250)
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$ -	$ -	$ -

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. ("Registrant") should be read in conjunction with the notes to the consolidated financial statements for the years ended June 30, 2013, June 29, 2012 and June 24, 2011 included elsewhere in this Annual Report on Form 10-K.