Form 10-Q
period 2013-09-30
SWS GROUP INC
filed 2013-11-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Yes _______            No __X____

As of October 31, 2013, there were 33,014,451 shares of the registrant's common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2013 and June 30, 2013

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$ 128,996	$ 111,046
Restricted cash and cash equivalents	30,048	30,047
Assets segregated for regulatory purposes	234,818	164,737
Receivable from brokers, dealers and clearing organizations	2,042,491	1,698,474
Receivable from clients, net of allowance	280,453	286,446
Loans, net (including $21,120 of loans measured at fair value at September
30, 2013 and $13,757 at June 30, 2013)	529,259	608,583
Securities owned, at fair value	324,741	209,633
Securities held to maturity	15,726	17,423
Securities purchased under agreements to resell	116,390	51,996
Goodwill	7,552	7,552
Securities available for sale	573,121	503,276
Other assets	87,897	91,160
	$ 4,371,492	$ 3,780,373

Liabilities and Stockholders’ Equity
Short-term borrowings	$ 162,500	$ 131,500
Payable to brokers, dealers and clearing organizations	1,885,500	1,532,971
Payable to clients	427,512	335,655
Deposits	988,724	993,719
Securities sold under agreements to repurchase	95,107	37,012
Securities sold, not yet purchased, at fair value	211,498	134,735
Drafts payable	22,900	28,889
Advances from Federal Home Loan Bank (the “FHLB”)	101,999	97,565
Long-term debt, net	84,205	83,102
Stock purchase warrants (“warrants”)	22,230	24,197
Other liabilities	54,532	65,742
	$ 4,056,707	$ 3,465,087
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares;
none issued	-	-
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,668,239 shares at September 30,
2013; issued 33,312,140 and outstanding 32,629,213 shares at
June 30, 2013	3,331	3,331
Additional paid-in capital	324,255	325,030
Accumulated deficit	(3,038)	(3,361)
Accumulated other comprehensive loss – unrealized holding loss, net of
tax of $(3,381) at September 30, 2013 and $(2,963) at June 30, 2013	(6,091)	(5,334)
Deferred compensation, net	3,418	3,352
Treasury stock (643,901 shares at September 30, 2013 and 682,927
shares at June 30, 2013, at cost)	(7,090)	(7,732)
Total stockholders’ equity	314,785	315,286
Total liabilities and stockholders’ equity	$ 4,371,492	$ 3,780,373

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three-months ended September 30, 2013 and September 28, 2012

 (In thousands, except share and per share amounts)

(Unaudited)

	For the Three-Months Ended
	September 30, 2013	September 28, 2012
Revenues:
Net revenues from clearing operations	$ 2,293	$ 2,139
Commissions	30,523	32,323
Interest	21,174	26,625
Investment banking, advisory and administrative fees	11,315	10,670
Net gains on principal transactions	8,175	8,482
Other	6,563	6,185
Total revenue	80,043	86,424

Interest expense	11,048	12,315
Net revenues	68,995	74,109

Non-interest expenses:
Commissions and other employee compensation	52,563	54,259
Occupancy, equipment and computer service costs	7,752	7,697
Communications	3,348	3,219
Floor brokerage and clearing organization charges	1,112	1,023
Advertising and promotional	650	668
(Recapture) provision for loan loss	(466)	-
Other	5,848	8,090
Total non-interest expenses	70,807	74,956

Other gains (losses):
Unrealized gain (loss) on warrants valuation	1,967	(8,185)
Income (loss) before income tax benefit	155	(9,032)
Income tax benefit	(168)	(3,388)
Net income (loss)	323	(5,644)
Other comprehensive loss:
Net loss recognized in other comprehensive loss,
net of tax of $(394) and $0 for the three months ended September 30,
2013 and September 28, 2012, respectively, on cash flow hedging	(732)	-
Net (losses) gains recognized in other comprehensive loss,
net of tax of $(23) and $1,234 for the three months ended September 30,
2013 and September 28, 2012 respectively, on available for sale
securities	(25)	2,298
Net income (loss) recognized in other comprehensive loss	(757)	2,298
Comprehensive loss	$ (434)	$ (3,346)

Earnings (loss) per share – basic
Net income (loss)	$ 0.01	$ (0.17)
Weighted average shares outstanding – basic	32,952,684	32,801,381

Earnings (loss) per share – diluted
Net income (loss)	$ 0.01	$ (0.17)
Weighted average shares outstanding – diluted	32,952,684	32,801,381

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-months ended September 30, 2013 and September 28, 2012

 (In thousands)

(Unaudited)

	For the Three-Months Ended
	September 30, 2013	September 28, 2012
Cash flows from operating activities:
Net income (loss)	$ 323	$ (5,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,358	1,392
Accretion of discount on long-term debt	1,103	951
Amortization of deferred debt issuance costs	123	123
(Decrease) increase in fair value of warrants	(1,967)	8,185
Amortization of premiums /discounts on loans purchased	(22)	(23)
Amortization of premiums /discounts on investment securities	600	422
Amortization of prepayment penalty on advances from FHLB	12	-
Provision for doubtful accounts on receivables from customers	240	240
(Recapture)/provision for loan loss and write downs on real estate
owned (“REO”) and other repossessed assets	(265)	559
Deferred income tax (benefit) expense	(476)	409
Allowance for deferred tax asset	145	-
Deferred compensation for deferred compensation plan and
restricted stock plans	(933)	(400)
Gain on sale of loans	(15)	(54)
Loss on fixed assets transactions	6	1
(Gain) loss on sale of REO and other repossessed assets	(113)	186
Gain on issuer’s redemption of investment securities	-	(7)
Gains in earnings of unconsolidated ventures	(1)	(82)
Dividend received on investments	(5)	(4)
Gain of fair value option of loans	(191)	-
Loss on interest rate swaps	191	-
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(70,081)	(37,337)
Net change in broker, dealer and clearing organization accounts	8,512	(17,677)
Net change in client accounts	97,610	35,772
Increase in securities owned	(115,108)	(34,411)
(Increase) decrease in securities purchased under agreements to resell	(64,394)	3,363
Increase in other assets	(235)	(2,779)
Decrease in drafts payable	(5,989)	(384)
Increase in securities sold, not yet purchased	76,763	6,891
Decrease in other liabilities	(7,350)	(12,832)
Net cash used in operating activities	(80,159)	(53,140)
(continued)

(continued)	September 30, 2013	September 28, 2012
Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	$ (2,105)	$ (1,070)
Proceeds from the sale of fixed assets and real estate	4,766	1,715
Loan originations and purchases	(725,270)	(1,659,658)
Loan repayments	804,883	1,694,312
Purchase of investment securities	(91,428)	(64,277)
Proceeds from the issuer’s redemption of investment securities	-	12,000
Cash received on investments	14,711	8,643
Proceeds from the sale of FHLB stock	-	428
Purchases of FHLB stock	(45)	-
Proceeds from the maturity of available for sale investment securities	4,235	-
Net cash provided by (used in) investing activities	9,747	(7,907)

Cash flows from financing activities:
Payments on short-term borrowings	(807,803)	(559,000)
Cash proceeds from short-term borrowings	838,803	618,000
Decrease in deposits	(4,995)	(2,983)
Advances from the FHLB	5,540	-
Payments on advances from the FHLB	(1,118)	(1,297)
Fee payment for FHLB restructuring	-	(26)
Cash proceeds (payments) on securities sold under agreements to repurchase	58,095	(4,292)
Proceeds related to deferred compensation plan	128	93
Purchase of treasury stock related to deferred compensation plan	(288)	(121)
Net cash provided by financing activities	88,362	50,374

Net increase (decrease) in cash and cash equivalents	17,950	(10,673)
Cash and cash equivalents at beginning of period	111,046	81,826
Cash and cash equivalents at end of period	$ 128,996	$ 71,153

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$ 1,515	$ -
Foreclosures on loans	$ 404	$ 2,486
Investments purchased not settled	$ 3,434	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 10,279	$ 14,815
Income taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-Months Ended September 30, 2013 and September 28, 2012

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 30, 2013, and for the three-months ended September 30, 2013 and September 28, 2012, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 30, 2013 filed on the Annual Report on Form 10-K.  Amounts as of June 30, 2013 are derived from the audited consolidated financial statements filed on the Annual Report on Form 10-K.  All significant inter-company balances and transactions have been eliminated upon consolidation.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and the consolidated active subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”).  Each of the subsidiaries listed below are 100% owned.

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

The Bank is a federally chartered savings bank regulated by the Office of the Comptroller of the Currency ("OCC").  The Board of Governors of the Federal Reserve System (“FRB”) supervises and regulates SWS Group and SWS Banc.  SWS Banc is a wholly- owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Reclassifications.    “Investment banking, advisory and administrative fees” on the Consolidated Statements of Comprehensive Loss of $876,000 for the three-months ended September 28, 2012 were reclassified to conform to the fiscal 2014 presentation.  In previous periods the amounts were presented in “Net gains on principal transactions” on the Consolidated Statements of Comprehensive Loss.

The line item “Unrealized gain (loss) on warrants valuation” on the Consolidated Statements of Comprehensive Loss is being presented under the category “Other gains (losses).”  Unrealized gain (loss) on warrants valuation was, in previous periods, presented under the category “Non-interest expenses.”  This reclassification was made to the prior periods presented for comparability purposes.

Change in Fiscal Year End and Consolidated Financial Statements.  On May 23, 2013, the Board of Directors of the Company, acting on the recommendation of the Federal Reserve Bank of Dallas, approved a change to the Company’s fiscal year end from the last Friday of June to June 30th.  This change was effective for the Company’s fiscal year ended June 30, 2013.   Because the transition period was less than one month, no transition report was filed with the SEC.

Prior to June 30, 2013, the quarterly consolidated financial statements of SWS were prepared as of the last Friday of the month and the Bank’s financial statements were prepared on the last day of the quarter.  Any individually material transactions were reviewed and recorded in the appropriate quarterly period.

Update of Significant Accounting Policies.  A summary of the Company’s significant accounting policies is included in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2013 filed on September 6, 2013 (the “Fiscal 2013 Form 10-K”).  Except as discussed herein, there have been no significant accounting changes since June 30, 2013.

Accounting Pronouncements.  The Financial Accounting Standards Board (“FASB”) and the SEC recently issued the following accounting pronouncement, which is applicable to SWS.  Any other new accounting pronouncements that are not specifically identified in our disclosures are not applicable to SWS:

Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).”  In July 2013, the FASB issued ASU 2013-11 which explicitly states the guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exits.  This pronouncement clarifies the presentation of the unrecognized tax benefit as there is not currently a standard industry practice.  This pronouncement states an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward.  The presentation is limited if the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date due to tax law or the entity does not recognize its deferred tax asset.  In addition, the unrecognized tax benefit should be presented as a liability separate from the deferred tax asset.  The adoption of ASU 2013-11 will not impact the Company’s results of operations or financial position, but will impact the Company’s disclosures about the presentation of the deferred tax liability and asset.  ASU 2013- 11 is effective for annual reporting periods beginning after December 15, 2013; the Company’s first quarter of fiscal 2015.  The Company is in the process of evaluating the impact of ASU 2013-11 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts.  In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000.  Until December 31, 2012,  in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), non-interest bearing transaction accounts had unlimited coverage under FDIC insurance.  Non-interest bearing transaction accounts no longer have unlimited coverage under FDIC insurance and are insured up to $250,000.  At September 30, 2013 and June 30, 2013, cash balances included $42,743,000 and $37,833,000, respectively, were not federally insured because they exceeded federal insurance limits.  This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain reserve balances on hand or with the Federal Reserve Bank of Dallas.  At September 30, 2013 and June 30, 2013, these reserve balances amounted to $1,533,000 and $1,649,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”), Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the $100,000,000, five year, unsecured credit agreement from Hilltop and Oak Hill (the “Credit Agreement”) that was entered into on July 29, 2011. (The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries.  See additional discussion in, “Debt Issued with Stock Purchase Warrants”.  Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20,000,000 loan from SWS Group to Southwest Securities was repaid and the Company’s Board of Directors, Hilltop and Oak Hill approved a $20,000,000 capital contribution to Southwest Securities.  The remaining $30,000,000 is held in a restricted account at SWS Group to be used for general corporate purposes.   Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows.  The Company holds restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 30, 2013, SWS held cash of approximately $234,818,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (the "PAIB") at September 30, 2013.

At June 30, 2013, SWS held cash of approximately $164,737,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 30, 2013.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 30, 2013 and June 30, 2013, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September 30, 2013	June 30, 2013
Receivable:
Securities failed to deliver	$ 24,891	$ 9,708
Securities borrowed	1,934,977	1,546,376
Correspondent broker/dealers	35,414	45,435
Clearing organizations	39,630	25,285
Other	7,579	71,670
	$ 2,042,491	$ 1,698,474

Payable:
Securities failed to receive	$ 30,028	$ 39,024
Securities loaned	1,823,420	1,471,319
Correspondent broker/dealers	14,451	16,352
Other	17,601	6,276
	$ 1,885,500	$ 1,532,971

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients.  SWS obtains or releases collateral as prices of the underlying securities fluctuate.  Both of these activities are reported on a gross basis by counterparty.  The following table provides information about these receivables and related collateral amounts at  September 30, 2013 and June 30, 2013.

September 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Securities Borrowed	$ 1,934,977	$ -	$ 1,934,977	$ (1,934,887)	$ -	$ 90
Securities Loaned (1)	1,823,420	-	1,823,420	(1,823,420)	-	-

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Securities Borrowed	$ 1,546,376	$ -	$ 1,546,376	$ (1,546,376)	$ -	$ -
Securities Loaned (1)	1,471,319	-	1,471,319	(1,471,319)	-	-

____________________

(1)  Under securities lending agreements, SWS had repledged $1,803,401,000 and $1,452,911,000 at September 30, 2013 and June 30, 2013, respectively.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico.

Loans receivable at September 30, 2013 and June 30,  2013 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $859,000 and $997,000 at September 30, 2013 and June 30, 2013, respectively (in thousands):

	September 30, 2013	June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 4,596	$ 2,662
Multifamily	16,524	11,095
	21,120	13,757
Other loans receivable:
Residential construction	776	1,367
Lot and land development	7,680	8,988
1-4 family	146,735	233,947
Commercial real estate	200,166	213,452
Multifamily	94,172	88,738
Commercial loans	69,257	58,718
Consumer loans	1,559	1,959
	520,345	607,169
	541,465	620,926
Allowance for probable loan losses	(12,206)	(12,343)
	$ 529,259	$ 608,583

At September 30, 2013 and June 30, 2013, the 1-4 family loans included $91,923,000 and $174,037,000, respectively, of purchased mortgage loans held for investment.  The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for the three-months ended September 30, 2013 and 2012 and the recorded investment in loans receivable at September 30, 2013 and 2012 were as follows (in thousands):

	Three-Months Ended September 30, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Charge-offs	-	(4)	(97)	(16)	-	(20)	-	(137)
Recoveries	58	7	52	323	-	26	-	466
Net recoveries (charge-offs)	58	3	(45)	307	-	6	-	329
(Recapture) provision charged
to operations	(77)	(92)	(408)	(524)	(982)	1,611	6	(466)
Balance at end of period	$ 30	$ 285	$ 1,075	$ 3,073	$ 2,585	$ 5,147	$ 11	$ 12,206
Ending balance: individually
evaluated for impairment	$ 23	$ 141	$ 151	$ 77	$ -	$ 2,183	$ -	$ 2,575
Ending balance: collectively
evaluated for impairment	$ 7	$ 144	$ 924	$ 2,996	$ 2,585	$ 2,964	$ 11	$ 9,631

Financing receivables:
Balance at end of period	$ 776	$ 7,680	$ 146,735	$ 200,166	$ 94,172	$ 69,257	$ 1,559	$ 520,345
Ending balance: individually
evaluated for impairment	$ 592	$ 1,778	$ 8,119	$ 9,891	$ -	$ 7,645	$ -	$ 28,025
Ending balance: collectively
evaluated for impairment	$ 184	$ 5,902	$ 138,616	$ 190,275	$ 94,172	$ 61,612	$ 1,559	$ 492,320

	Three-Months Ended September 30, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Charge-offs	-	(182)	(151)	(703)	-	(928)	-	(1,964)
Recoveries	19	133	56	63	-	183	-	454
Net (charge-offs) recoveries	19	(49)	(95)	(640)	-	(745)	-	(1,510)
(Recapture) provision charged to
operations	(182)	(286)	65	603	(47)	(153)	-	-
Balance at end of period	$ 187	$ 975	$ 3,205	$ 10,591	$ 2,819	$ 3,106	$ 9	$ 20,892
Ending balance: individually
evaluated for impairment	$ 23	$ 152	$ 300	$ 1,854	$ -	$ 137	$ -	$ 2,466
Ending balance: collectively
evaluated for impairment	$ 164	$ 823	$ 2,905	$ 8,737	$ 2,819	$ 2,969	$ 9	$ 18,426

Financing receivables:
Balance at end of period	$ 2,351	$ 14,820	$ 413,231	$ 292,074	$ 24,565	$ 68,418	$ 2,011	$ 817,470
Ending balance: individually
evaluated for impairment	$ 648	$ 2,756	$ 18,690	$ 22,139	$ -	$ 2,010	$ 1	$ 46,244
Ending balance: collectively
evaluated for impairment	$ 1,703	$ 12,064	$ 394,541	$ 269,935	$ 24,565	$ 66,408	$ 2,010	$ 771,226

As of September 30, 2013 and 2012, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment and loans measured at fair value, was 2.85% and 4.28%, respectively.  There was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of September 30, 2013 and June 30, 2013 were as follows (in thousands):

	September 30, 2013	June 30, 2013
Residential construction	$ 587	$ 601
Lot and land development	1,771	2,418
1-4 family	6,558	7,792
Commercial real estate	6,804	7,611
Commercial loans	4,033	4,024
	$ 19,753	$ 22,446

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility.  The Bank uses a standardized review process to determine which loans should be placed on non-accrual status.  At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely.  For loans where full collection is not likely, interest payments are applied to the outstanding principal and interest income is only recognized if full payment is made.  The average recorded investment in non-accrual loans at September 30, 2013 and June 30, 2013 was approximately $20,685,000  and $25,516,000, respectively.   There was no interest income recorded on non-accrual loans prior to being placed on non-accrual status for the three-months ended September 30, 2013; such interest income totaled approximately $2,000 for the three-months ended September 30, 2012.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of September 30, 2013 and June 30, 2013 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
September 30, 2013
With no related allowance recorded:
Residential construction	$ 375	$ 469	$ -	$ 376	$ -
Lot and land development	37	155	-	43	-
1-4 family	4,782	6,211	-	5,376	5
Commercial real estate	6,821	8,035	-	7,316	51
Commercial loans	4,385	4,603	-	4,399	8
	16,400	19,473	-	17,510	64

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
September 30, 2013
With an allowance recorded:
Residential construction	$ 217	$ 282	$ 23	$ 217	$ -
Lot and land development	1,741	1,952	141	1,756	-
1-4 family	3,337	3,697	151	3,088	15
Commercial real estate	3,070	3,997	77	3,203	1
Commercial loans	3,260	3,272	2,183	3,292	35
	11,625	13,200	2,575	11,556	51

September 30, 2013
Total
Residential construction	$ 592	$ 751	$ 23	$ 593	$ -
Lot and land development	1,778	2,107	141	1,799	-
1-4 family	8,119	9,908	151	8,464	20
Commercial real estate	9,891	12,032	77	10,519	52
Commercial loans	7,645	7,875	2,183	7,691	43
	$ 28,025	$ 32,673	$ 2,575	$ 29,066	$ 115

June 30, 2013
With no related allowance recorded:
Residential construction	$ 383	$ 471	$ -	$ 438	$ -
Lot and land development	102	324	-	807	-
1-4 family	5,818	7,712	-	7,674	17
Commercial real estate	9,006	12,239	-	7,785	167
Commercial loans	4,430	5,092	-	1,582	26
	19,739	25,838	-	18,286	210

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2013
With an allowance recorded:
Residential construction	$ 222	$ 283	$ 23	$ 191	$ -
Lot and land development	2,326	2,543	233	1,879	-
1-4 family	3,543	3,870	178	6,398	67
Commercial real estate	3,265	4,188	105	10,048	15
Commercial loans	3,037	3,032	2,090	2,288	129
	12,393	13,916	2,629	20,804	211

June 30, 2013
Total
Residential construction	$ 605	$ 754	$ 23	$ 629	$ -
Lot and land development	2,428	2,867	233	2,686	-
1-4 family	9,361	11,582	178	14,072	84
Commercial real estate	12,271	16,427	105	17,833	182
Commercial loans	7,467	8,124	2,090	3,870	155
	$ 32,132	$ 39,754	$ 2,629	$ 39,090	$ 421

____________________

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the three-months ended September 30, 2013 and the twelve-months ended June 30, 2013, respectively.
(3)	Represents interest income recognized on impaired loans for the three-months ended September 30, 2013 and the twelve-months ended June 30, 2013, respectively.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses.  The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of September 30, 2013 and June 30, 2013 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total

September 30, 2013
Loans measured at fair value:
Commercial real estate	$ 4,596	$ -	$ -	$ 4,596
Multifamily	16,524	-	-	16,524
	21,120	-	-	21,120
Other loans receivable:
Residential construction	189	-	587	776
Lot and land development	5,022	-	2,658	7,680
1-4 family	139,795	80	6,860	146,735
Commercial real estate	160,630	6,824	32,712	200,166
Multifamily	93,040	1,132	-	94,172
Commercial loans	58,099	1,005	10,153	69,257
Consumer loans	1,559	-	-	1,559
	458,334	9,041	52,970	520,345
	$ 479,454	$ 9,041	$ 52,970	$ 541,465

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 2,662	$ -	$ -	$ 2,662
Multifamily	11,095	-	-	11,095
	13,757	-	-	13,757
Other loans receivable:
Residential construction	766	-	601	1,367
Lot and land development	5,605	-	3,383	8,988
1-4 family	225,434	234	8,279	233,947
Commercial real estate	171,085	7,631	34,736	213,452
Multifamily	88,046	-	692	88,738
Commercial loans	47,680	1,324	9,714	58,718
Consumer loans	1,959	-	-	1,959
	540,575	9,189	57,405	607,169
	$ 554,332	$ 9,189	$ 57,405	$ 620,926

____________________

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age of the Bank’s past due financing receivables as of September 30, 2013 and June 30, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 4,596	$ 4,596	$ -
Multifamily	-	-	-	-	16,524	16,524	-
	-	-	-	-	21,120	21,120	-
Other loans receivable:
Residential construction	-	-	-	-	776	776	-
Lot and land development	-	-	603	603	7,077	7,680	-
1-4 family	1,396	118	1,679	3,193	143,542	146,735	-
Commercial real estate	497	718	4,890	6,105	194,061	200,166	-
Multifamily	-	-	-	-	94,172	94,172	-
Commercial loans	171	-	3,789	3,960	65,297	69,257	-
Consumer loans	-	-	-	-	1,559	1,559	-
	2,064	836	10,961	13,861	506,484	520,345	-
	$ 2,064	$ 836	$ 10,961	$ 13,861	$ 527,604	$ 541,465	$ -

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 2,662	$ 2,662	$ -
Multifamily	-	-	-	-	11,095	11,095	-
	-	-	-	-	13,757	13,757	-
Other loans receivable:
Residential construction	-	-	-	-	1,367	1,367	-
Lot and land development	173	370	80	623	8,365	8,988	-
1-4 family	914	234	2,816	3,964	229,983	233,947	-
Commercial real estate	1,396	1,153	4,826	7,375	206,077	213,452	-
Multifamily	692	-	-	692	88,046	88,738	-
Commercial loans	750	3,812	135	4,697	54,021	58,718	-
Consumer loans	-	-	-	-	1,959	1,959	-
	3,925	5,569	7,857	17,351	589,818	607,169	-
	$ 3,925	$ 5,569	$ 7,857	$ 17,351	$ 603,575	$ 620,926	$ -

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower.  Modifications may include extending the maturity date, reducing the stated interest rate, rescheduling future cash flows or some combination thereof.  The Bank accounts for the modification as a troubled debt restructuring (“TDR”).

Loans that have been modified in a TDR continue to be considered restructured until paid in full.  These loans, including loans restructured in the prior 12 months that defaulted during the period, are individually evaluated for impairment taking into consideration payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  A specific allowance for an impaired loan that has been modified in a TDR is established when the loan’s fair value is lower than its recorded investment.  In addition, the historical loss rates of loans modified in TDRs, by portfolio segment, are factored into the formula utilized to determine the general allowance for probable loan losses.

The table below presents the recorded investment in loans modified in TDRs as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Residential construction	$ 592	$ 605
Lot and land development	2,538	4,927
1-4 family	6,724	7,690
Commercial real estate	3,170	4,574
Commercial	595	497
	$ 13,619	$ 18,293

The allowance for loan losses associated with loans modified in TDRs as of September 30, 2013 and June 30, 2013, was  $424,000 and $447,000, respectively.  The recorded investment includes $5,348,000 and $6,685,000 of loans on accrual status as of September 30, 2013 and June 30, 2013, respectively.  Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three- months ended September 30, 2013 and 2012 (dollars in thousands):

	Three-Months Ended September 30, 2013			Three-Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Lot and land development	-	$ -	$ -	7	$ 3,228	$ 3,228
1-4 family	-	-	-	1	413	413
Commercial	1	168	168	-	-	-
	1	$ 168	$ 168	8	$ 3,641	$ 3,641

____________

 (1) Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDRs during the three-months ended September 30, 2013 and 2012 (in thousands):

	Amount of TDR Loan Modifications
Type of Modification	Three-Months Ended September 30, 2013	Three-Months Ended September 30, 2012
Maturity date extension	$ -	$ 114
Rescheduled future cash flows	168	705
Combination of maturity date extension
and rescheduling of future cash flows	-	1,945
Combination of maturity date extension
and reduction of the stated interest rate	-	26
Combination of maturity date extension,
reduction of the stated interest rate,
and rescheduling of future cash flows	-	851
	$ 168	$ 3,641

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three-months ended September 30, 2013 and 2012 are summarized in the following table (dollars in thousands):

	Three-Months Ended September 30, 2013		Three-Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	1	$ 441	1	$ 1,514

The Bank has elected to measure certain loans at fair value.  See discussion in “Note 1(x). Fair Value of Financial Instruments” and “Note 1(g). Loans and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.  The Bank recognized interest income on loans measured at fair value separately from other changes in fair value.  As of September 30, 2013, there were no loans measured at fair value on non-accrual status or 90 days or more past due and still accruing.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of loans measured at fair value at September 30, 2013 and June 30, 2013 for the Bank (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
September 30, 2013
Commercial real estate	$ 4,702	$ 19	$ (125)	$ 4,596
Multifamily	16,372	178	(26)	16,524
	$ 21,074	$ 197	$ (151)	$ 21,120

Gross
	Amortized	Unrealized	Fair
	Cost	Losses (1)	Value
June 30, 2013
Commercial real estate	$ 2,787	$ (125)	$ 2,662
Multifamily	11,115	(20)	11,095
	$ 13,902	$ (145)	$ 13,757

____________

 (1)  Unrealized gains (losses) are recorded in other revenues on the Consolidated Statements of Comprehensive Loss.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 30, 2013 and June 30, 2013 consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Securities owned:
Corporate equity securities	$ 1,462	$ 1,520
Municipal obligations	70,096	30,116
U.S. government and government agency obligations	107,376	41,529
Corporate obligations	121,304	127,899
Other	24,503	8,569
	$ 324,741	$ 209,633

Securities sold, not yet purchased:
Municipal obligations	$ 89	$ 10
U.S. government and government agency obligations	118,405	54,086
Corporate obligations	92,901	80,639
Other	103	-
	$ 211,498	$ 134,735

Securities owned and securities sold, not yet purchased are carried at fair value.  See additional discussion in “Fair Value of Financial Instruments”.

Some of these securities were pledged to secure short-term borrowings (see “Short-Term Borrowings”) and as security deposits at clearing organizations for the Company’s clearing business.  At September 30, 2013 and June 30, 2013, securities pledged as security deposits at clearing organizations were $3,250,000 and $3,000,000, respectively.

Included in the balance of Securities sold, not yet purchased-U.S. government and government agency obligations, are $389,000 of “to-be-announced” securities (“TBAs”). TBAs are purchase and sale agreements of forward mortgage-backed securities whose collateral remains to-be-announced until just prior to the trade settlement. The TBAs are accounted for as derivatives under Accounting Standards Codification (“ASC”) 815  “Derivatives and Hedging.” The Company does not apply hedge accounting for these TBA securities.  Accordingly, the securities are carried at fair value with unrealized and realized gains recorded in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  All of the Company’s derivative transactions are entered into to facilitate customer transactions.

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients.  In general, the Company will enter into a TBA purchase agreement with the client.   The Company will then immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counter-party.  The Company earns revenue through a commission charged to the customer.  The TBAs will match underlying terms and settlement dates.  Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA.  At  September 30, 2013, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $263,079,000.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	September 30, 2013	June 30, 2013

Government National Mortgage
Association ("GNMA") Securities	$ 15,726	$ 17,423

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000.  The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method.  These securities are classified as held to maturity and are accounted for at amortized cost.  The weighted average yield on this investment is expected to be 2.5% and the weighted average maturity is expected to be 2.6 years.

The Bank recorded $20,000 and $29,000 in amortization of the premiums during the three-months ended September 30, 2013 and 2012, respectively.  During the three-months ended September 30, 2013 and 2012, the Bank received $1,802,000 and $2,182,000 of principal and interest payments, respectively, recording $125,000 and $187,000 in interest, respectively.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at September 30, 2013, by contractual maturity date, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Securities Held to maturity
	Amortized Cost	Fair Value	Unrecognized Holding gain

Due after ten years	$ 15,726	$ 16,216	$ 490

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At September 30, 2013 and June 30, 2013, SWS held reverse repurchase agreements collateralized by U.S. government and government agency obligations and securities sold under repurchase agreements.  These securities are reported on a gross basis in the Consolidated Statements of Financial Condition.

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

The following table provides information about these instruments and any related collateral amounts at September 30, 2013 and June 30, 2013.

September 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Reverse
Repurchase
Agreements	$ 116,390	$ -	$ 116,390	$ (115,823)	$ -	$ 567
Repurchase
Agreements	95,107	-	95,107	(95,107)	-	-

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Reverse
Repurchase
Agreements	$ 51,996	$ -	$ 51,996	$ (51,808)	$ -	$ 188
Repurchase
Agreements	37,012	-	37,012	(37,012)	-	-

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

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of these investments at September 30, 2013 and June 30, 2013 (dollars in thousands):

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
September 2013
Westwood common stock	3,405	$ 7	$ 188	$ -	$ (31)	$ 164
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	525,246	970	(9,566)	-	516,650
Municipal obligations	N/A	37,870	67	(1,021)	-	36,916
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	20,164	-	(773)	-	19,391
		$ 583,287	$ 1,225	$ (11,360)	$ (31)	$ 573,121

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2013
Westwood common stock	3,405	$ 7	$ 170	$ -	$ (31)	$ 146
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	479,970	138	(9,239)	-	470,869
Municipal obligations	N/A	29,289	-	(1,065)	-	28,224
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	4,127	-	(90)	-	4,037
		$ 513,393	$ 308	$ (10,394)	$ (31)	$ 503,276

In fiscal 2014 and 2013, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $87,742,000 and $319,836,000, including a net premium of $1,307,000 and $6,279,000, respectively.  The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.67 years at September 30, 2013 and 4.04 years at June 30, 2013) using the interest method.

During the three-months ended September 30, 2013 and 2012, the Bank recorded $580,000 and $393,000, respectively, in amortization of the premium and received $15,887,000 and $8,116,000, respectively, of principal and interest payments, recording $2,853,000 and $1,638,000, respectively, in interest income on these securities.

During the first quarter of fiscal 2014, U.S. government and municipal obligations of $4,235,000 matured and during the first quarter of fiscal 2013, the issuer redeemed $12,000,000 of U.S. government agency securities, purchased at a discount, at par, resulting in a gain of $7,000 in fiscal 2013.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in four investment partnerships that it accounts for under the equity method, which approximates fair value.  One is a limited partnership venture capital fund in which SWS has invested $5,000,000.  Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $517,000 as of September 30, 2013 and $513,000 as of June 30, 2013.  SWS recorded net gains on this investment for the three-months ended September 30, 2013 and September 28, 2012 of $4,000 and  $32,000, respectively.  In August 2012, SWS received cash distributions of $170,000 from this investment.  The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

Two investments are limited partnership equity funds to which the Bank has commitments of $3,000,000 and $2,000,000, respectively and are considered cost effective ways of meeting its obligations under the Community Reinvestment Act of 1977 ("CRA").  As of September 30, 2013 and June 30, 2013, the Bank’s recorded investments in these partnerships were $3,829,000 and $3,782,000, respectively.  During the three-months ended September 30, 2013 and 2012, the Bank recorded net gains of $47,000 and  $50,000, respectively, related to these investments.

On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000.  The loan was amended on November 16, 2009 to increase the note amount to $5,000,000.  The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013.  At December 31, 2012, the loan was paid in full.  On December 31, 2012, the Bank executed a new loan agreement with one of the partnerships for $5,000,000 with a maturity date of December 31, 2015.  At September 30, 2013, the outstanding balance was $2,549,000.  The loan bears interest at a rate of 4.25% per annum and interest is due monthly. The Bank earned approximately $26,000 and  $56,000 in interest income for the three-months ended September 30, 2013 and 2012, respectively, on these loans.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund and to date has contributed $180,000 in the fund. For the three-months ended September 30, 2013, the Bank recorded net losses of $50,000.  There were no net gains or losses recorded by the Bank for the three-months ended September 30, 2012.   The recorded investment in this fund is $12,000 and $62,000 at September 30, 2013 and June 30, 2013, respectively.

The Company’s investments in and the Bank’s loan to these funds may be limited by a portion of the Dodd-Frank Act called the Volcker Rule, which is the subject of proposed implementing regulations.  Management will monitor the final rules implementing the Volcker Rule once they are published to determine what impact, if any, the final rules would have on the Company’s investments and loan to these funds.

Variable Interest Entities.

The Company’s variable interest entity (“VIE”) policies are discussed in “Note 10. Investments and Variable Interest Entities” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of September 30, 2013 and June 30, 2013 (dollars in thousands):

	September 30, 2013			June 30, 2013
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial
borrowers	14	$ 7,275	$ 5,975	17	$ 10,639	$ 9,072

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition.  See additional discussion in  “Loans and Allowance for Probable Loan Losses” for information related to the loans modified in TDRs.

REO AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition.  For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount.  In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date.  The amount of subsequent write-downs required to reflect current fair value was $201,000 and $559,000 for the three-months ended September 30, 2013 and September 30, 2012, respectively.

SERVICING ASSETS

During fiscal 2013, the Bank sold $17,664,000 of SBA loans resulting in a gain of $2,253,000.  In connection with the sale, the Bank recorded a servicing asset, which has a value of $373,000 at September 30, 2013.  The Bank accounts for its servicing rights in accordance with ASC 860-50,“Servicing Assets and Liabilities,” at amortized cost.   The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets.   Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment.  The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value.  For the three-months ended September 30, 2013, the Bank recorded an impairment for these servicing assets of $33,000.  Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.  See “Note 1(x). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statement in the Fiscal 2013 Form 10-K and “Fair Value Financial Instruments”.  Servicing rights are amortized in proportion to and over the period of the related net servicing income.

INTEREST RATE SWAPS

The Company’s interest rate swap policies are discussed in “Note 1(m). Interest Rate Swaps in Cash Flow Hedging Relationships” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

In fiscal 2013 and the first quarter of fiscal 2014,  the Bank entered into forward-start interest rate swaps to mitigate risk from its exposure to variability in interest payments on the Bank’s variable rate deposits.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements and are designated as cash flow hedges.  As of September 30, 2013 and June 30, 2013, the notional amount of interest rate swap agreements designated as cash flow hedging instruments was $120,000,000 with a net fair value of $663,000, and $100,000,000 with a net fair value of $1,789,000, respectively, included in other assets and other liabilities, on the Consolidated Statements of Financial Condition.

In addition, interest rate swaps are used by the Bank to manage interest rate risk on certain fixed rate loans funded with variable rate deposits which exposes the Bank to potential variability in its net interest margin.  These fixed rate loans include terms matching the interest rate swaps and are recorded at fair value under the fair value option election.  See discussion in “Loans and Allowance for Probable Loan Losses” for information regarding these loans valued at fair value.  As of September 30, 2013 and June 30, 2013, the notional amount of interest rate swaps outstanding related to fixed rate loan transactions was $21,086,000 with a net fair value of $(46,000), and $13,902,000 with a fair value of $145,000, respectively, included in other assets and other liabilities on the Consolidated Statements of Financial Condition.

For the three-months ended September 30, 2013, net losses recognized in other revenue on the Consolidated Statements of Comprehensive Loss as a result of changes in fair value of the interest rate swaps were $191,000.  As the Bank did not invest in interest rate swaps at September 30, 2012, there were no gains or losses recognized for the three-months ended September 30, 2012.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $375,000,000.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities.  These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit.  These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.06% at September 30, 2013 and 0.07% at June 30,  2013). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below.  At September 30, 2013, the amount outstanding under these secured arrangements was $131,500,000, which was collateralized by securities held for firm accounts valued at $157,633,000.  At June 30, 2013, the amount outstanding under these secured arrangements was $86,500,000, which was collateralized by securities held for firm accounts valued at $120,568,000.

At September 30, 2013 and June 30,  2013, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.  This credit arrangement is provided on an “as offered” basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.  At September 30, 2013 and June 30,  2013, there were no amounts outstanding on this line.  At September 30, 2013 and June 30,  2013, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility.  The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.  The agreement was renewed on January 24, 2013 and has the same terms as the initial agreement.  As of September 30, 2013 and June 30,  2013, there was $31,000,000 and $45,000,000 outstanding under the committed revolving credit facility, respectively.  The secured borrowing was collateralized by securities with a value of $39,911,000 and $68,605,000 at September 30, 2013 and June 30,  2013, respectively.

Letters of credit

At both September 30, 2013 and June 30,  2013, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  At September 30, 2013 and June 30,  2013, the maximum amount available under this letter of credit agreement was $75,000,000.  At September 30, 2013 and June 30,  2013, the Company had outstanding, undrawn letters of credit of $3,000,000 and $50,000,000, respectively, bearing interest at a rate of 0.5% per annum.  The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $19,212,000 and $71,035,000 at September 30, 2013 and June 30,  2013, respectively.

The Company also pledges customer securities to the Option Clearing Corporation to support open customer positions.  At September 30, 2013, the Company had pledged $65,503,000 to support these open customer positions.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities.  At September 30, 2013, approximately $343,069,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $20,019,000 under securities loan agreements.  At June 30,  2013, approximately $329,013,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $18,408,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points.  At September 30, 2013 and June 30, 2013, the total amount available under this line was $31,733,000 and $28,267,000, respectively.  There was no amount outstanding at September 30, 2013 and June 30, 2013.

DEPOSITS

The Bank’s deposits at September 30, 2013 and June 30, 2013 consisted of the following (dollars in thousands):

	September 30, 2013		June 30, 2013
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$ 57,709	5.8%	$ 55,221	5.5%
Interest bearing demand accounts	8,559	0.9	7,723	0.8
Savings accounts	874,867	88.5	883,229	88.9
Limited access money market accounts	18,328	1.9	17,212	1.7
Certificates of deposit, less than $100,000	17,313	1.7	17,829	1.8
Certificates of deposit, $100,000 and greater	11,948	1.2	12,505	1.3
	$ 988,724	100.0%	$ 993,719	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.04% at both September 30, 2013 and June 30, 2013, respectively.

At September 30, 2013, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$ 12,479	$ 3,551	$ 853	$ 120	$ 310	$ 17,313
Certificates of deposit, $100,000 and greater	7,770	3,069	906	203	-	11,948
	$ 20,249	$ 6,620	$ 1,759	$ 323	$ 310	$ 29,261

The Bank is funded primarily by core deposits, with interest- bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2013 and June 30, 2013, advances from the FHLB were due as follows (in thousands):

	September 30, 2013	June 30, 2013
Maturity:
Due in one year	$ 15,307	$ 15,486
Due in two years	2,814	1,859
Due in five years	54,321	48,956
Due in seven years	14,589	12,809
Due in ten years	5,049	8,424
Due in twenty years	10,039	10,163
	102,119	97,697
Restructuring prepayment penalty	(120)	(132)
	$ 101,999	$ 97,565

The advances from the FHLB had interest rates ranging from less than 1% to 6% and were collateralized by approximately $186,000,000 in qualifying loans at September 30, 2013 (calculated at June  30, 2013).  The weighted average interest rate was 2.6% at September 30, 2013.  At June 30, 2013 (calculated at March 31, 2013), the advances from the FHLB had interest rates from less than 1% to 6% and were collateralized by approximately $181,000,000 in qualifying loans.  The weighted average interest rate was 2.7% at June 30, 2013.

During the second quarter of fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances.  Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances.  Amortization expense for the three-months ended September 30, 2013 was $12,000.

At September 30, 2013, the Bank had net borrowing capacity with the FHLB of $83,915,000.

DEBT ISSUED WITH STOCK PURCHASE WARRANTS

On March 20, 2011, the Company entered into a Funding Agreement (the “Funding Agreement”) with Hilltop and Oak Hill.  On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100,000,000, five year, unsecured credit agreement with Hilltop and Oak Hill that accrues interest at a rate of 8% per annum;
•	issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of the Company’s common stock; and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to the Company’s Board of Directors for so long as each owns 9.9% or more of all of the outstanding shares of the Company’s common stock or securities convertible into at least 9.9% of the Company’s outstanding common stock.

On July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the Credit Agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock).  These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock for each investor as of September 30, 2013 (assuming that the warrants are exercised in full).

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants. No shares of Series A Preferred Stock are issued or outstanding at September 30, 2013 and June 30,  2013. For additional discussion concerning the Series A Preferred Stock see the discussion in “Preferred Stock.”

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value.  Initial and subsequent valuations of the warrants use a binomial valuation model.  At initial valuation, July 29, 2011, the closing stock price was $5.45 per share yielding a fair value of $24,136,000.  At September 30, 2013 and June 30, 2013,  the closing stock prices used in the binomial valuation model were $5.58 and $5.45, respectively and the warrants were valued at $22,230,000 and $24,197,000, respectively.   The change in fair value for the three-months ended September 30, 2013 and September 28, 2012 of $1,967,000 and $(8,185,000), respectively, was reflected as an unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%.  At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method.  For the three-months ended September 30, 2013 and September 28, 2012, the Company recorded $1,103,000 and $951,000, respectively, in accretion expense on the discount.  The resulting long-term debt balance at September 30, 2013 and June 30, 2013 of $84,205,000 and $83,102,000, respectively.  For both the three-months ended September 30, 2013 and September 28, 2012, the cash portion of the interest expense paid on the loan to Hilltop and Oak Hill was $2,000,000.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on a straight-line method, which approximates the effective interest method, over the term of the loan.  For both the three-months ended September 30, 2013 and September 28, 2012,  interest expense charged to operations was $123,000.

The Company recorded total interest expense for this obligation for the three-months ended September 30, 2013 and September 28, 2012 on the Consolidated Statements of Comprehensive Loss of $3,226,000 and $3,074,000, respectively.

The Credit Agreement contains customary financial covenants which require the Company to, among other things:

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

The Company was in compliance with the financial covenants under the Credit Agreement as of September 30, 2013.  Should the Company determine it needs additional debt at SWS Group, the Company would require regulatory approval and approval from Hilltop and Oak Hill.

INCOME TAXES

Income tax benefit for the three-months ended September 30, 2013 and September 28, 2012 (effective rate of -108% and 37.5% in the three-month periods ended September 30, 2013 and September 28, 2012,  respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2014  and 2013) to income (loss) before income tax benefit and is comprised of the following (in thousands):

	Three-Months Ended
	September 30, 2013	September 28, 2012
Income tax expense (benefit) at the statutory rate	$ 54	$ (3,161)
Tax exempt interest	(271)	(246)
Tax exempt income from company-owned life insurance
("COLI")	(300)	(206)
State income taxes, net of federal tax benefit	120	21
Non-deductible meals and entertainment	30	37
Non-deductible compensation	(11)	250
Valuation allowance	211	-
Other, net	(1)	(83)
	$ (168)	$ (3,388)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of September 30, 2013 and June 30, 2013 are presented below (in thousands):

	September 30, 2013	June 30, 2013
Deferred tax assets:
Employee compensation plans	$ 9,138	$ 11,378
Net operating loss carryforward	13,442	10,507
Allowance for probable loan losses	3,351	3,400
Securities available for sale	3,613	3,589
Bad debt reserve	1,771	2,177
Deferred rent	1,888	1,631
State taxes	909	909
Investment in unconsolidated ventures	713	909
Deferred income on loans	727	810
REO	42	139
Other	753	513
Gross deferred tax assets	36,347	35,962
Valuation allowance	(31,015)	(30,870)
Net deferred tax assets	5,332	5,092

Deferred tax liabilities:
Interest rate swaps in cash flow hedging relationships	$ (232)	$ (626)
Fixed assets, net	(632)	(426)
Investment in unconsolidated ventures	-	(120)
Long-term debt	(547)	(82)
Other	(308)	(249)
Total gross deferred tax liabilities	(1,719)	(1,503)
Net deferred tax assets – included in other assets on the
Consolidated Statements of Financial Condition	$ 3,613	$ 3,589

At June 30, 2013, the Company established an allowance for deferred tax assets associated with all of its deferred tax assets, except for the Bank’s securities available for sale.  Based on activity in the current period, the allowance increased $145,000 during the quarter ended September 30, 2013.  Despite the valuation allowance, these assets remain available to offset future taxable income.

Management did not establish a valuation allowance for the deferred tax asset generated on the Bank’s unrealized losses of its securities available for sale of $3,613,000, because the Bank currently has the intent and ability to hold these securities until they recover in value.  We intend to maintain a valuation allowance with respect to our deferred tax assets, other than the Bank’s securities available for sale, until sufficient positive evidence exists to support its reduction or reversal.

The Company had a deferred tax asset for net operating losses for federal income tax purposes of approximately $13,442,000 and $10,507,000 at September 30, 2013 and June 30, 2013, respectively.  In order to utilize the operating loss carryforwards, the Company must generate sufficient taxable income within the applicable carryforward period.  If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

At September 30, 2013, the Company had approximately $335,000 of unrecognized tax benefits.  The Company’s net liability for unrecognized tax benefits increased $40,000 from June 30, 2013 to September 30, 2013 primarily due to increases in penalties and interest for state tax positions.  While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $49,000 and $9,000, net of federal benefit, as of September 30, 2013 and June 30, 2013, respectively.  For the three-months ended September 30, 2013 and September 28, 2012, the Company recognized approximately $40,000 and $20,000, net of federal benefit, respectively, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $295,000 and $286,000 as of September 30, 2013 and June 30, 2013, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2009.  The examination of the Company’s federal tax returns for 2008 through 2011 has concluded with no material adjustments.  The exam is still in Joint Committee review, but no material adjustments are expected from the review process.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.  At September 30, 2013 and June 30, 2013, the net capital position of Southwest Securities was as follows (in thousands):

	September 30, 2013	June 30, 2013

Net capital	$ 145,386	$ 141,112
Less: required net capital	7,221	6,843
Excess net capital	$ 138,165	$ 134,269
Net capital as a percent of aggregate debit items	40.3%	41.2%
Net capital in excess of 5% aggregate debit items	$ 127,333	$ 124,005

At September 30, 2013 and June 30, 2013, the net capital position of SWS Financial was as follows (in thousands):

	September 30, 2013	June 30, 2013

Net capital	$ 509	$ 713
Less: required net capital	250	250
Excess net capital	$ 259	$ 463

For more information, see the discussion in “Note 18. Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Banking.  The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined).  Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.    At September 30, 2013, the Bank was deemed to be well capitalized.

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

The Bank’s capital amounts and ratios at September 30, 2013 and June 30, 2013 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total risk-based capital	$ 180,392	27.3%	$ 52,909	8.0%	$ 66,137	10.0%
Tier I risk-based capital	172,076	26.0	26,455	4.0	39,682	6.0
Tier I (core) capital	172,076	13.5	50,836	4.0	63,545	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total risk-based capital	$ 181,909	24.9%	$ 58,465	8.0%	$ 73,081	10.0%
Tier I risk-based capital	172,734	23.6	29,233	4.0	43,849	6.0
Tier I (core) capital	172,734	13.5	51,081	4.0	63,851	5.0

EMPLOYEE BENEFITS

Restricted Stock Plan.    During the first three-months of fiscal 2014, the Board of Directors approved grants to various officers and employees totaling 146,224 shares with a weighted average market value of $5.56 per share.  During the first three-months of fiscal 2013, no restricted stock grants were approved by SWS Group’s Board of Directors.  As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $813,000.  For the three-months ended September 30, 2013 and September 28, 2012, SWS recognized compensation expense related to restricted stock grants of approximately $106,000 and $342,000, respectively.

Upon vesting of the shares granted under the Company’s restricted stock plans, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting.

During the three-months ended September 30, 2013, the Company repurchased 1,094 shares of common stock with a market value of approximately $6,100, at an average price of $5.55 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.  During the three-months ended September 28, 2012, the Company repurchased 4,647 shares of common stock with a market value of approximately $27,000 or an average price of $5.78 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.

At September 30, 2013, the total number of shares outstanding under the Restricted Stock Plan was 428,549 and the total number of shares available for future issuance was 2,436,683.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors.  Prior to February 28, 2013, SWS was authorized to repurchase 500,000 shares of common stock from time to time in the open market.  During fiscal year 2013, SWS Group did not repurchase any shares of common stock under this plan. As of September 30, 2013, the Company was not authorized to repurchase shares of common stock under a repurchase plan and did not intend to repurchase any shares of common stock.  Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS.  The plan purchased 50,000 shares during the three-months ended September 30, 2013 at a cost of $288,000, or $5.76 per share.  The plan purchased 20,675 shares during the three-months ended September 28,

2012 at a cost of $121,000, or $5.86 per share.  During the three-months ended September 30, 2013 and September 28, 2012, 5,448 and 6,795  shares, respectively, were sold or distributed pursuant to the plan.

PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share.  The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares are issued or outstanding at September 30, 2013 and June 30, 2013.  If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding.  The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three-months ended September 30, 2013 and September 28, 2012 and, for the Bank, for the three-months ended September 30, 2013 and 2012, the components of interest income and expense were as follows (in thousands):

	September 30, 2013	September 28, 2012

Interest income:
Customer margin accounts	$ 2,243	$ 2,140
Assets segregated for regulatory purposes	32	28
Stock borrowed	7,979	9,994
Loans	7,011	10,807
Bank Investments	2,557	1,657
Other	1,352	1,999
	$ 21,174	$ 26,625

Interest expense:
Customer funds on deposit	$ 38	$ 55
Stock loaned	6,202	7,508
Deposits	94	147
Federal Home Loan Bank	668	750
Long-term debt	3,226	3,074
Other	820	781
	11,048	12,315
Total net interest revenue	$ 10,126	$ 14,310

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for the three-months ended September 30, 2013 and September 28, 2012 (in thousands, except share and per share amounts):

Three- Months Ended
	September 30, 2013	September 28, 2012

Net income (loss)	$ 323	$ (5,644)

Weighted average shares outstanding – basic	32,952,684	32,801,381
Effect of dilutive securities	-	-
Weighted average shares outstanding – diluted	32,952,684	32,801,381

Earnings (loss) per share – basic
Net income (loss)	$ 0.01	$ (0.17)

Earnings (loss) per share – diluted
Net income (loss)	$ 0.01	$ (0.17)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

For the three-months ended September 30, 2013, the warrants to acquire 17,391,304 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

As a result of the net loss for the three-months ended September 28, 2012, warrants to acquire 17,391,304 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

The Company did not declare a dividend during the three-months ended September 30, 2013 and September 28, 2012.

On a quarterly basis, the Board of Directors determines whether the Company will pay a cash dividend.   The payment and rate of dividends on the Company’s common stock is subject to several factors including limitations imposed by the terms of the Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, the Company’s financial requirements, and the availability of funds from the Company’s subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies. Specifically, the Credit Agreement with Hilltop and Oak Hill only allows the Company to pay a quarterly cash dividend of $0.01 per share when the Company is not in default of any terms of the Credit Agreement.  The Company currently intends to retain earnings to fund operations and does not plan to pay dividends on its common stock in the near future.

SEGMENT REPORTING

SWS operates the following four business segments:

•

Clearing: The clearing segment provides clearing and execution services (generally on a fully disclosed basis) for securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading.

•

Retail Brokerage:  The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of the Company’s employees that are registered representatives and the Company’s independent representatives who are under contract with SWS Financial.

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

SWS's segments are managed separately based on types of products and services offered and their related client bases.  The segments are consistent with how the Company manages its resources and assesses its performance.  Management assesses performance based primarily on income before income taxes and net interest revenue (expense).  As a result, SWS reports net interest revenue (expense) by segment.  SWS's business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K;

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

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 30, 2013 and September 28, 2012:

	UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three-months ended September 30, 2013

Operating revenue	$ 3,255	$ 28,783	$ 25,932	$ 281	$ 618	$ 58,869
Net intersegment revenues	(179)	179	-	852	(852)	-
Net interest revenue	1,419	1,055	2,071	8,806	(3,225)	10,126
Net revenues	4,674	29,838	28,003	9,087	(2,607)	68,995
Non-interest expenses	4,901	27,587	21,798	7,892	8,629	70,807
Other gains (losses)	-	-	-	-	1,967	1,967
Depreciation and amortization	6	221	85	411	635	1,358
Net income (loss) before taxes	(227)	2,251	6,205	1,195	(9,269)	155
Assets (*)	297,662	245,005	2,420,413	1,266,152	37,210	4,266,442

Three-months ended September 28, 2012

Operating revenue	$ 3,263	$ 27,197	$ 29,712	$ 66	$ (439)	$ 59,799
Net intersegment revenues	(187)	202	111	896	(1,022)	-
Net interest revenue	1,695	869	3,183	11,567	(3,004)	14,310
Net revenues	4,958	28,066	32,895	11,633	(3,443)	74,109
Non-interest expenses	4,763	27,747	22,970	10,352	9,124	74,956
Other gains (losses)	-	-	-	-	(8,185)	(8,185)
Depreciation and amortization	17	219	101	431	624	1,392
Net income (loss) before taxes	195	319	9,925	1,281	(20,752)	(9,032)
Assets (*)	291,302	212,641	1,469,516	1,301,437	74,421	3,349,317

(*)  Assets are reconciled to total assets as presented in the September 30, 2013 and September 28, 2012 Consolidated Statements of Financial Condition as follows (in thousands):

	September 30, 2013	September 28, 2012
Amount as presented above	$ 4,266,442	$ 3,349,317
Reconciling items:
Unallocated assets:
Cash	17,195	10,422
Receivables from brokers, dealers and clearing
organizations	32,471	49,402
Receivable from clients, net of allowances	35,404	21,487
Other assets	26,998	19,524
Unallocated eliminations	(7,018)	(4,952)
Total assets	$ 4,371,492	$ 3,445,200

COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies.

Litigation.  In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings.  These claims allege, among other things, violations of various federal and state securities laws.  The Bank is also involved in certain legal claims and actions arising in the ordinary course of business.  Management believes that resolution of these claims will not result in any material adverse effect on SWS’s consolidated financial condition, results of operations or cash flows.

The Company has been named as a defendant in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC.  SWS Group purchased M.L. Stern & Co., LLC in 2008.  The offering took place in November 2005, and the lawsuit was filed in November 2009.

The lawsuits are in the discovery stage and the ultimate amount of liability associated with them cannot currently be determined.  However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred.  At September 30, 2013 and June 30, 2013, the Company had a recorded liability of approximately $1,000,000 related to this matter.

Contingency.  In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the Internal Revenue Service (“IRS”) for the tax period ended December 31, 2005.  The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000.  The Company would be responsible for approximately $1,870,000 of the proposed assessment including penalties based on its partnership interest.  Interest is also accruing on this proposed assessment.  As of September 30, 2013, the Company has not accrued an amount on the financial statements due to the uncertainty regarding the proposed assessment.  The matter relates to certain transactions that occurred during 2005 concerning one of the limited partnership venture capital fund’s subsidiaries.  The limited partnership venture capital fund engaged tax counsel and filed a Letter of Protest with the IRS in April 2011.  Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Venture Capital Fund. The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds.  These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement.  Also,  in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund.  As of September 30, 2013, $180,000 in contributions have been made by the Bank to this fund.  These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank to a 3% ownership interest in any private equity fund.   The rule is expected to become effective on or about June 21, 2014.  Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010.  Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed.  The Bank’s ownership percentages in one of the limited partnership equity funds and the private investment fund are greater than 3% and would qualify as illiquid funds.  In addition, these investments may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA.  The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.    Management will monitor the terms of the final rule implementing the Volcker Rule when it is published, however, until that time it is uncertain how the terms of the final rule will impact the Bank’s investments.

Underwriting.    Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price.  Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.  At September 30, 2013, the Company had no potential liabilities due under outstanding underwriting arrangements.

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

As of September 30, 2013, the Bank had issued stand-by letters of credit in the amount of $214,000.  The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien.  The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of September 30, 2013, the Bank had commitments of $43,101,000 relating to revolving lines of credit and unfunded commitments. In addition, as of September 30, 2013, the Bank had approved unfunded new loans in the amount of $37,747,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements.  The Bank evaluates the customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.  The Bank did not incur any significant losses on its commitments in the first three-months of fiscal 2014.  In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at September 30, 2013.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank.  These funds are FDIC insured up to $250,000.  The funds are considered core deposits and are the primary funding source for the Bank.  The Bank’s total core deposits were $989,208,000 and $993,871,000 at September 30, 2013 and June 30, 2013, respectively.  At September 30, 2013 and June 30, 2013, clients of Southwest Securities had invested $870,117,000 and $878,434,000, respectively, in Bank Insured Deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in “Note 1(x). Fair Value of Financial Instruments”  in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Loans measured at fair value,” “Securities owned, at fair value,” “Securities available for sale,” “Interest Rate Swaps”, “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at September 30, 2013 and June 30, 2013.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ 21,120	$ -	$ 21,120
	$ -	$ 21,120	$ -	$ 21,120

Securities owned, at fair value
Corporate equity securities	$ 887	$ -	$ 575	$ 1,462
Municipal obligations	-	70,096	-	70,096
U.S. government and government agency obligations	3,913	103,463	-	107,376
Corporate obligations	-	121,216	88	121,304
Other	692	23,811	-	24,503
	$ 5,492	$ 318,586	$ 663	$ 324,741

Securities available for sale
Westwood common stock	$ 164	$ -	$ -	$ 164
U.S. government and government agency obligations	-	536,041	-	536,041
Municipal obligations	-	36,916	-	36,916
	$ 164	$ 572,957	$ -	$ 573,121

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 617	$ -	$ 617
	$ -	$ 617	$ -	$ 617

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 89	$ -	$ 89
U.S. government and government agency obligations	62,812	55,593	-	118,405
Corporate obligations	-	92,901	-	92,901
Other	-	103	-	103
	$ 62,812	$ 148,686	$ -	$ 211,498

Warrants
Warrants	$ -	$ -	$ 22,230	$ 22,230
	$ -	$ -	$ 22,230	$ 22,230

Net assets (liabilities)	$ (57,156)	$ 764,594	$ (21,567)	$ 685,871

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ 13,757	$ -	$ 13,757
	$ -	$ 13,757	$ -	$ 13,757

Securities owned, at fair value
Corporate equity securities	$ 895	$ -	$ 625	$ 1,520
Municipal obligations	-	30,116	-	30,116
U.S. government and government agency obligations	3,300	38,229	-	41,529
Corporate obligations	-	127,779	120	127,899
Other	692	7,877	-	8,569
	$ 4,887	$ 204,001	$ 745	$ 209,633

Securities available for sale
Westwood common stock	$ 146	$ -	$ -	$ 146
U.S. government and government agency obligations	-	474,906	-	474,906
Municipal obligations	-	28,224	-	28,224
	$ 146	$ 503,130	$ -	$ 503,276

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 1,934	$ -	$ 1,934
	$ -	$ 1,934	$ -	$ 1,934

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 10	$ -	$ 10
U.S. government and government agency obligations	45,415	8,671	-	54,086
Corporate obligations	-	80,639	-	80,639
	$ 45,415	$ 89,320	$ -	$ 134,735

Warrants
Warrants	$ -	$ -	$ 24,197	$ 24,197
	$ -	$ -	$ 24,197	$ 24,197

Net assets (liabilities)	$ (40,382)	$ 633,502	$ (23,452)	$ 569,668

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Corporate Obligations	Warrants	Total
Ending balance at June 30, 2013	$ 625	$ 120	$ (24,197)	$ (23,452)
Redemption/sale of security	(50)	-	-	(50)
Unrealized loss	-	(32)	-	(32)
Decrease in warrants valuation
(unrealized gain)	-	-	1,967	1,967
Ending balance at September 30, 2013	$ 575	$ 88	$ (22,230)	$ (21,567)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.  During the three-months ended September 30, 2013, there were no transfers between levels.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  Changes in unrealized gain (loss) for the warrants are presented in unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The total unrealized gain included in earnings related to assets and liabilities still held for the three-months ended September 30, 2013 was $1,967,000.   The total unrealized loss included in earnings related to assets and liabilities still held for the three-months ended September 30, 2013 and September 28, 2012 was $32,000 and $8,185,000, respectively.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of September 30, 2013 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted-Average)

Securities owned, at fair value
Corporate equity securities- auction rate preferred	$ 575	Analysis of comparable securities	N/A	N/A

Corporate obligations	88	Discounted cash flow	N/A	N/A
Warrants
Warrants	22,230	Binomial Model	Derived Volatility	49% - 55% (49%)

At September 30, 2013, the Company held 23 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $575,000.  Since June 2010, the Company has held up to $1,800,000 in Level 3 auction rate preferred securities, of which $1,300,000 have been redeemed at par.  The remaining $575,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par.  While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted.  To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds $3,505,000 of corporate obligation bonds currently valued at $88,000.  The corporate bonds are valued using a discounted cash flow model with observable market data, however, due to the distressed nature of these bonds, the Company has determined that these bonds should be valued at Level 3.

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

The following table summarizes by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at September 30, 2013 and June 30, 2013 (in thousands):

September 2013	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 16,256	$ 16,256
REO	-	-	5,721	5,721
Impaired servicing assets	-	-	373	373
	$ -	$ -	$ 22,350	$ 22,350

June 2013
Impaired loans (1)	$ -	$ -	$ 20,086	$ 20,086
REO	-	-	10,165	10,165
	$ -	$ -	$ 30,251	$ 30,251

_____________

 (1)   Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the three-months ended September 30, 2013 and the year ended June 30, 2013, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $120,000 and $3,718,000, respectively.  For the three-months ended September 30, 2013 and the year ended June 30, 2013, adjustments to the fair value of REO resulted in a charge to earnings as a write-down of REOs of $201,000 and $1,396,000, respectively.  For the three-months ended September 30, 2013, adjustments to the fair value of servicing assets resulted in a charge to earnings as an impairment for servicing assets of $33,000.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of ASC 820  “Fair Value Measurements and Disclosures” are discussed in “Note 1(x). Fair Value of Financial Instruments – Other Fair Value Disclosures”  in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K. The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at September 30, 2013 and June 30, 2013 were as follows (in thousands):

		September 30, 2013		June 30, 2013
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$ 128,996	$ 128,996	$ 111,046	$ 111,046
Restricted cash and cash equivalents	1	30,048	30,048	30,047	30,047

Securities held to maturity:
GNMA securities	2	15,726	16,216	17,423	17,965
Loans, net:
Purchase mortgage loans held for investment	3	91,923	91,761	174,037	173,738
Other loans held for investment	3	416,216	437,943	420,789	437,916
Servicing assets	3	373	373	412	414

Financial liabilities:
Short-Term Borrowings	1	162,500	162,500	131,500	131,500
Deposits:
Deposits with no stated maturity	2	959,463	955,377	963,385	959,578
Time deposits	2	29,261	29,602	30,334	30,736
Advances from FHLB	2	101,999	104,397	97,565	100,408
Long-term debt	3	84,205	96,974	83,102	86,822

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking.  For the three-months ended September 30, 2013, 88% of our total revenues were generated by our full-service brokerage business and 12% of our total revenues were generated by our commercial banking business.  While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed.  Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations.  We also face substantial competition in each of our lines of business.  See Forward-Looking Statements and Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2013 (the “Fiscal 2013 Form 10-K”).

We operate through four segments grouped primarily by products, services and customer base:  clearing, retail, institutional and banking.

Clearing.    We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis).  Our clientele includes securities broker/dealers and firms specializing in high-volume trading.  We currently support a wide range of clearing clients, including discount and full-service brokerage firms, registered investment advisors and institutional firms.  In addition to clearing trades, we tailor our services to meet the specific needs of our clearing correspondents ("correspondents") and offer products and services such as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades.  Revenue is also earned from various fees and other processing charges as well as through net interest income on correspondent customer balances.

Retail.    We offer retail securities (such as equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employees that are registered representatives and our independent contractors.  As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions.  This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances.

Institutional.    We serve institutional customers in the areas of securities borrowing and lending, municipal finance, sales, trading and underwriting of taxable and tax-exempt fixed income securities and equity trading.  Our securities borrowing and lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations.  Our municipal finance operations assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions.

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

Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commissions, and trading income from fixed income and equity products and investment banking, and underwriting fees from corporate and municipal securities transactions.

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

The Bank has committed to the Office of the Comptroller of the Currency ("OCC") that the Bank will, among other things:  (i) adhere to the Bank’s written business and capital plan as amended from time to time; and (ii) maintain a Tier I capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).

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

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement (the “Funding Agreement”) with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”).  On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured credit agreement with Hilltop and Oak Hill that accrues interest at 8% per annum (the “Credit Agreement”);
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

We entered into this transaction with Hilltop and Oak Hill to ensure that the Bank would maintain adequate capital ratios under an Order to Cease and Desist and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption.  See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional discussion on the loan from Hilltop and Oak Hill.

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

As of September 30, 2013, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 12.6%, the Standard & Poor’s 500 Index (“S&P 500”) up 16.7% and the NASDAQ Composite Index (“NASDAQ”) up 21.0%.  The DJIA closed at 15,129.67 on September 30, 2013 up from 13,437.13 and 14,909.60 on September 28, 2012 and June 30, 2013, respectively.  While the indexes showed improvement and reached closing prices that have not been reached since 2008, the average daily trading volume on the NYSE decreased 10% as compared to the same period of our prior fiscal year.  The continued uncertainty in the economic environment, with the federal government shutdown and the required implementation by businesses and individuals of the Affordable Care Act, continued low levels of workforce participation and high unemployment rates, contributed to volatility during the first three months of fiscal 2014.  For our clearing, retail, and institutional segments, in particular our institutional segment, the uncertainty about the Federal Reserve’s plans for monetary easing has added to the volatility in interest rates and fixed income inventory valuations.  For our banking segment, this uncertainty creates issues in its approach and timing of mitigation of interest rate risk in a rising interest rate environment.

Continued economic and regulatory uncertainty also created a challenging operating environment for us during the three-months ended September 30, 2013.  The national unemployment rate, which was approximately 7.2% at the end of September 30, 2013, was down from a high of 10.0% at the end of December 2009, and 7.6% at the end of June 2013, but remains at historically high levels.  The Board of Governors of the Federal Reserve System (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2013 that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

The disruptions and developments in the world economy and the credit markets over the past three years resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent an extended recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under Business-Regulation contained in our Fiscal 2013 Form 10-K.

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

Texas, along with the rest of the country, has experienced distress in residential and commercial real estate values as well as elevated unemployment rates since the last calendar quarter of 2010.  Real estate values, along with unemployment statistics, have improved; however, with the improvement, competition in the banking business has increased as loan demand is not yet robust.

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

Liquidity

Dislocation in the credit markets has led to increased liquidity risk.  All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the lenders extending the credit.  While we have not experienced any reductions in our uncommitted borrowing capacity, over the past three years, our lenders have taken actions that indicate their concerns about extending liquidity in the marketplace.  These actions included reduced advance rates for certain security types, more stringent requirements for collateral eligibility, higher interest rates and pre-funding of daily settlements.  Should our lenders take any actions that negatively impact the terms of our lending arrangements, the cost of conducting our business could increase and our volume of business could be limited.

The volatility in the U.S. stock markets has also impacted our liquidity through increased margin requirements at our clearing houses.  These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market.  To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other business.  We expect these margin requirements may increase over the next 12 months.

Valuation of Securities

We regularly trade mortgage, asset-backed and other types of fixed income securities.  We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions.  We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations.  At September 30, 2013, we held mortgage and asset-backed securities of approximately $21.6 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.  Included in this balance are approximately $0.4 million of short inventory in to-be-announced (“TBA”) securities, which are government agency mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement.

Bank:  Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank.   We believe the $20.0 million capital contribution and access to additional capital from SWS Group, Inc. provides the Bank with a sound foundation, as well as the flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets in the quarter ended September 30, 2013.  Classified assets were $58.7 million at September 30, 2013, down from $67.6 million at June 30, 2013.  Classified assets as a percentage of total capital plus the allowance for loan losses was 32.6% at September 30, 2013 and 37.4% at June 30, 2013.  Non-performing assets (a subset of classified assets) decreased to $29.3 million at September 30, 2013 from $38.0 million at June 30, 2013.  The Bank has significantly reduced classified assets and improved performance over the past five quarters, but the reduction in classified assets could slow and additional loans could be moved to problem status should the economic environment worsen.

The Bank’s loan loss allowance at September 30, 2013 was $12.2 million, or 2.85% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, as compared to $12.3 million, or 2.85% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, at June 30, 2013 and $20.9 million, or 4.28% at September 30, 2012.

The Tier I (core) capital ratio was 13.5% and the total risk-based capital ratio was 27.3% at September 30, 2013, as compared to 13.5% and 24.9%, respectively, at June 30, 2013 (without giving effect to the Basel III final rules).  With the stability of these capital ratios and availability of capital from SWS Group, Inc., the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.  In conjunction with building the security investment portfolio, the Bank entered into $120.0 million of interest rate swaps, to reduce deposit cost variability by focusing on protecting earnings in a rising interest rate environment.  The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.

The Bank is focused on implementing and executing its business plan, which includes the continued diversification of the balance sheet and conservative growth strategies. The Bank’s available for sale investment portfolio was $573.0 million and $503.1 million at September 30, 2013 and June 30, 2013, respectively.    The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations.  At September 30, 2013 and June 30, 2013, the Bank’s mortgage purchase program loan balance was $91.9 million and $174.0 million, respectively.  These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers.  These core deposits provide the Bank with a stable and low cost funding source.  At September 30, 2013 and June 30, 2013, the Bank had $870.1 million and $878.4 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 88.0% and 88.4%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Warrant valuation.    The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition.  During the three-months ended September 30, 2013, the value of these warrants decreased primarily due to the decrease in the derived volatility of our common stock from 51% at June 30, 2013 to 49% at

September 30, 2013 and the effect of the time to maturity.   The decrease in value resulted in an unrealized pre-tax gain of $2.0 million for the first quarter of fiscal 2014.  During the three-months ended September 28, 2012, the value of these warrants increased due to increased stock price volatility from 52.0% to 56.0% and an increase in the stock price from $5.33 at June 29, 2012 to $6.11 at September 28, 2012, partially offset by the passage of time.  The increase in value resulted in an unrealized pre-tax loss of $8.2 million for the three-months ended September 28, 2012.

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

Employee reduction.    Due to the revenue environment over the last three years, management determined that expense reductions were needed in order to improve operating results and execute our strategic business plan.  As a result, we reduced the number of our employees by approximately 7%  during the three-months ended September 30, 2013 and recorded approximately $1.2 million in severance expense for three-months ended September 30, 2013 in commissions and other employee compensation on the Consolidated Statements of Comprehensive Loss.

RESULTS OF OPERATIONS

Consolidated

Net income for the three-months ended September 30, 2013 was $0.3 million and net loss for the three-months ended September 28, 2012 was $5.6 million.   The three-months ended September 30, 2013 and September 28, 2012 contained 64 and 63 trading days, respectively.

Southwest Securities was custodian for $31.2 billion and $30.0 billion in total customer assets at September 30, 2013 and September 28, 2012, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-months ended September 30, 2013 compared to the three-months ended September 28, 2012 (dollars in thousands):

	Three- Months
	Ended
	Amount	Percent
Net revenues:
Net revenues from clearing operations	$ 154	7%
Commissions	(1,800)	(6)
Net interest	(4,184)	(29)
Investment banking, advisory and administrative fees	645	6
Net gains on principal transactions	(307)	(4)
Other	378	6
	$ (5,114)	(7)%

	Three- Months
	Ended
	Amount	Percent
Operating expenses:
Commissions and other employee compensation	$ (1,696)	(3)%
Occupancy, equipment and computer service costs	55	1
Communications	129	4
Floor brokerage and clearing organization charges	89	9
Advertising and promotional	(18)	(3)
Provision for loan loss	(466)	(100)
Unrealized net gain/loss on warrant valuation	(10,152)	>(100)
Other	(2,242)	(28)
	(14,301)	(17)
Pre-tax income	$ 9,187	>100%

Net revenues decreased $5.1 million for the three-months ended September 30, 2013 as compared to the same period of the prior fiscal year. The largest components of the decrease were a $4.2 million decrease in net interest revenue and a $1.8 million decrease in commissions revenue.  The $4.2 million decrease in net interest revenue was primarily driven by a $2.8 million decrease in net interest revenue in our banking segment due to a 32% decrease in our average loan balance and an 80 basis point decrease in net interest yield at the Bank as compared to the same period of the prior fiscal year.  The institutional segment contributed an additional $1.1 million of the decrease in net interest revenue primarily due to a 29 basis point decrease in our average net interest spread in our stock lending business.  The decrease in our average net interest spread was slightly offset by a 17% increase in our average stock lending portfolio balances.

The $1.8 million decrease in commissions revenue was due primarily to $2.6 million decrease in the institutional segment, which was offset by a $0.8 million increase in commissions revenue in the retail segment.  The decrease in commissions in the institutional segment was due to a lower portfolio trading transaction volume in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.  The increase in commissions revenue in the retail segment was generated primarily by our private client group (“PCG”).

Operating expenses decreased $14.3 million for the three-months ended September 30, 3013 as compared to the same period of the prior fiscal year.  The largest components of this decrease were a $10.2 million decrease in the unrealized value of the warrants, a $2.2 million decrease in other expenses and a $1.7 million decrease in commissions and other employee compensation expense.  We recognized a $2.0 million gain on the warrant valuation for the three-months ended September 30, 2013 and an $8.2 million loss on the warrant valuation for the three-months ended September 28, 2012.  The $2.2 million decrease in other expenses for the three-months ended September 30, 2013 as compared to the same period of the prior fiscal year was primarily due to a $0.8 million decrease in legal fees, primarily in the retail segment, a $0.4 million decrease in real estate owned (“REO”) expense, a $0.4 million decrease in the REO loss provision, a $0.3 million decrease in the Bank’s regulatory fees and a $0.3 million decrease in outside services at the Bank.   The $1.7 million decrease in commissions and other employee compensation was primarily due to the decline in institutional segment net revenues which contributed to the $1.6 million reduction in commission expense and incentive compensation in the segment.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment.  Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared to the cost of funds.  Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds.  The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB.  Net interest income from our brokerage, corporate and banking segments were as follows for the three-months ended September 30, 2013 and September 28, 2012 (in thousands):

	Three-Months Ended
	September 30,	September 28,
	2013	2012 (1)
Brokerage	$ 4,545	$ 5,747
Bank	8,806	11,567
SWS Group(2)	(3,225)	(3,004)
Net interest	$ 10,126	$ 14,310

__________

(1)  The net interest reported for the banking segment is for the period ended September 30, 2012.

(2)  Consists primarily of interest expense under the Credit Agreement with Hilltop and Oak Hill.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended
	September 30, 2013	September 28, 2012
Average interest-earning assets:
Customer margin balances	$ 245,000	$ 236,000
Assets segregated for regulatory purposes	186,000	192,000
Stock borrowed	1,794,000	1,475,000

Average interest-bearing liabilities:
Customer funds on deposit, including short credits	$ 354,000	$ 331,000
Stock loaned	1,683,000	1,442,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended September 30, 2013, income tax benefit (effective rate of -108.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income tax benefit due to the value of company-owned life insurance (“COLI”) and tax exempt interest offset by state income tax expense and an increase in our deferred tax valuation allowance.  See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012 (dollars in thousands):

	Three-Months Ended
	September 30,	September 28,	Increase/
	2013	2012 (1)	Decrease	% Change
Net revenues:
Clearing	$ 4,674	$ 4,958	$ (284)	(6)
Retail	29,838	28,066	1,772	6
Institutional	28,003	32,895	(4,892)	(15)
Banking	9,087	11,633	(2,546)	(22)
Other	(2,607)	(3,443)	836	24
Total	$ 68,995	$ 74,109	$ (5,114)	(7)

Pre-tax income (loss):
Clearing	$ (227)	$ 195	$ (422)	>(100)
Retail	2,251	319	1,932	>100
Institutional	6,205	9,925	(3,720)	(37)
Banking	1,195	1,281	(86)	(7)
Other	(9,269)	(20,752)	11,483	55
Total	$ 155	$ (9,032)	$ 9,187	>100
__________

(1)  The net revenues and pre-tax income reported for the banking segment is for the period ended September 30, 2012.

Clearing.  The following is a summary of the results for the clearing segment for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012 (dollars in thousands):

	Three-Months Ended
	September 30,	September 28,
	2013	2012	% Change
Net revenue from clearing	$ 2,292	$ 2,139	7%
Net interest	1,419	1,695	(16)
Other	963	1,124	(14)
Net revenues	4,674	4,958	(6)

Operating expenses	4,901	4,763	3
Pre-tax income (loss)	$ (227)	$ 195	>(100)%

Daily average customer margin
balance	$ 99,000	$ 106,000	(7)
Daily average customer funds
on deposit	$ 176,000	$ 172,000	2%

Total correspondent clearing customer assets under custody were $16.1 billion and $15.2 billion at September 30, 2013 and September 28, 2012, respectively.

The following table reflects the number of client transactions processed for the three-months ended September 30, 2013 and September 28, 2012 and the number of correspondents at the end of each period.

	Three-Months Ended
	September 30, 2013	September 28, 2012
Tickets for high-volume trading firms	10,559	92,888
Tickets for general securities broker/dealers	170,926	157,509
Total tickets	181,485	250,397
Correspondents	152	150

For the three-months ended September 30, 2013, net revenues in the clearing segment decreased 6% while clearing fee revenues increased 7%. Other revenues and net interest revenue decreased 14% and 16%, respectively, compared to the three-months ended September 28, 2012.

The 7% increase in clearing revenue was primarily due to the increase in the revenue per ticket.  Revenue per ticket increased approximately 48% from $8.54 for the three-months ended September 28, 2012 to $12.63 for the three-months ended September 30, 2013.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.  For the three-months ended September 30, 2013 compared to the three-months ended September 28, 2012, tickets processed for high-volume trading firms decreased 89% while tickets processed for general securities broker/dealers increased by 9%.  Management believes that the increase in clearing volume corresponds with improved conditions in the equity markets.

The increase in clearing fee revenues was offset by a decrease in other revenues primarily due to a $0.1 million decrease in revenue sharing with money market fund providers and a $0.3 million decrease in net interest revenue primarily due to the 7% decrease in margin balances.

Operating expenses increased slightly for the three-months ended September 30, 2013 as compared to the same period last fiscal year primarily due to an 11% increase in operations and information technology expenses, which was partially offset by a 32% decrease in salaries and incentive compensation due to departmental restructuring.

Retail.  The following is a summary of the results for the retail segment for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012 (dollars in thousands):

	Three-Months Ended
	September 30,	September 28,
	2013	2012	% Change
Net revenues:
Private Client Group (PCG)
Commissions	$ 13,712	$ 12,495	10%
Advisory fees	2,851	2,041	40
Insurance products	1,440	986	46
Other	79	106	(25)
Net interest revenue	777	570	36
	18,859	16,198	16
Independent registered
representatives ("SWS Financial")
Commissions	6,229	6,670	(7)
Advisory fees	949	908	5
Insurance products	2,198	2,816	(22)
Other	247	259	(5)
Net interest revenue	278	299	(7)
	9,901	10,952	(10)
Other
Commissions	120	110	9
Advisory fees	505	387	30
Insurance products	422	368	15
Other	31	51	(39)
	1,078	916	18
Total	29,838	28,066	6

Operating expenses	27,587	27,747	(1)
Pre-tax income	$ 2,251	$ 319	>100%

Daily average customer margin balances	$ 143,000	$ 127,000	13%
Daily average customer funds on deposit	$ 133,000	$ 111,000	20%

PCG representatives	166	167	(1)%
SWS Financial representatives	287	313	(8)

Net revenues in the retail segment increased 6% for the three-months ended September 30, 2013 as compared to the same period in the last fiscal year.  Improvement in PCG accounted for most of the additional revenues reflecting underlying improvement in retail client activity and success in retaining key producers.  Advisory fees were up in all areas of the retail business due to a 43% increase in assets under management.  In addition, commissions revenues increased 10% in our PCG group while representative turnover resulted in an overall 7% reduction in commissions revenue at SWS Financial.  Overall, there was a $0.2 million increase in net interest due primarily to the 13% increase in the daily average customer margin balances.  These increases were partially offset by a $0.1 million decrease in insurance product revenue.

Total customer assets were $14.5 billion at September 30, 2013 and $13.8 billion at September 28, 2012.  Assets under management were $1.2 billion at September 30, 2013 versus $818.0 million at September 28, 2012.

Operating expenses decreased 1% for the three-months ended September 30, 2013 as compared to the same period last fiscal year.  This decrease was primarily due to a $0.7 million decrease in legal expenses offset by a $0.7 million increase in commissions and other employee compensation.  While overall compensation expense was up 3%, the relative mix of revenues between PCG and SWS Financial resulted in a lower blended compensation ratio, improving segment profitability.

Institutional.  The following is a summary of the results for the institutional segment for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012 (dollars in thousands):

	Three-Months Ended
	September 30,	September 28,
	2013	2012	% Change
Net revenues:
Commissions
Taxable fixed income	$ 6,092	$ 5,989	2%
Municipal finance	2,613	2,812	(7)
Portfolio trading	1,719	4,205	(59)
	10,424	13,006	(20)
Investment banking fees
Taxable fixed income	1,113	2,514	(56)
Municipal finance	5,980	4,700	27
Corporate finance	-	124	(100)
	7,093	7,338	(3)
Net gains on principal
transactions
Taxable fixed income	2,437	4,392	(45)
Municipal finance	5,757	4,834	19
Other	(2)	(14)	(86)
	8,192	9,212	(11)
Other	223	156	43
Net interest revenue
Stock loan	1,777	2,486	(29)
Other	294	697	(58)
Total	28,003	32,895	(15)
Operating expenses	21,798	22,970	(5)
Pre-tax income	$ 6,205	$ 9,925	(37)%

Taxable fixed income
representatives	31	32	(3)%
Municipal distribution
representatives	24	24	-

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012 were as follows (in thousands):

Three-Months Ended
	September 30,	September 28,
	2013	2012
Daily average interest-earning assets:
Stock borrowed	$ 1,794,000	$ 1,475,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,683,000	$ 1,442,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the three-months ended September 30, 2013 and September 28, 2012:

	Three-Months Ended
	September 30,	September 28,
	2013	2012
Number of Issues	184	159
Aggregate Amount of Offerings	$ 17,926,969,000	$ 18,604,466,000

Net revenues from the institutional segment decreased 15% while pre-tax income was down 37% for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012.  This decrease was due to a $2.6 million decrease in commission revenues, a $1.1 million decrease in net interest revenue and a $1.0 million decrease in net gains on principal transactions.  The decrease in commission revenues was primarily driven by a $2.5 million decrease in portfolio trading, which executed fewer shares during the three-months ended September 30, 2013 as compared to the same period in the prior fiscal year.

The decrease in net interest revenue was primarily due to a 29 basis point decrease in the average net interest spread in our stock loan business, which was partially offset by a 17% increase in our average stock loan balances.

The decrease in net gains on principal transactions was primarily due to a $2.0 million decrease in taxable fixed income gains partially offset by a $0.9 million increase in municipal finance trading gains.  The decrease in the taxable fixed income trading gains was primarily the result of an ongoing challenging market environment, as compared to the more robust market environment during the prior fiscal year period.

Investment banking fees decreased $0.2 million from the three-months ended September 28, 2012 to the three-months ended September 30, 2013, as municipal finance fees increased $1.3 million due to a more favorable mix in the public finance deal flow.  Offsetting the increase, taxable fixed income fees decreased $1.4 million due to a decline in underwriting fees.

Operating expenses decreased 5% for fiscal 2014 as compared to fiscal 2013, primarily due to a $1.9 million decrease in compensation expenses due to weaker segment revenues, which was partially offset by a $0.5 million increase in operations and technology expense and a $0.3 million increase in quotations.

Banking.  The following is a summary of the results for the banking segment for the three-months ended September 30, 2013 as compared to the three-months ended September 30, 2012 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,
	2013	2012	% Change
Net revenues:
Net interest revenue	$ 8,806	$ 11,567	(24)%
Other	281	66	>100
Total net revenues	9,087	11,633	(22)

Operating expenses	7,892	10,352	(24)
Pre-tax income	$ 1,195	$ 1,281	(7)%

For the three-months ended September 30, 2013 as compared to the three-months ended September 30, 2012, the Bank’s net revenues decreased 22% due primarily to a $2.8 million reduction in net interest revenues.  This reduction in net interest revenues was primarily due to the 32% decrease in average loan balances, as well as an 80 basis point decrease in the net yield on interest-earning assets.  The reduction in net interest yield was due to the roll off of the held for investment loan portfolio with proceeds being invested in the Bank’s investment portfolio.  This portfolio is weighted to provide liquidity to fund new loan originations.  For the three-months ended September 30, 2013, the Bank had originations of $725.3 million and repayments on loans of $804.9 million.

The Bank’s operating expenses decreased $2.5 million, or 24%, for three-months ended September 30, 2013 compared to the three-months ended September 30, 2012 and was primarily attributable to the $0.6 million decrease in commissions and other employee compensation and a $0.5 million loan loss recapture for the three-months ended September 30, 3013.  There was no provision for loan loss recapture for the three-months ended September 30, 2012.  Additionally, other operating expenses decreased $1.3 million for the three-months ended September 30, 2013 compared to the three-months ended September 30, 2012 fiscal.  This decrease was due primarily to a $0.8 million decrease in REO related expenses, including a $0.4 million decrease in the REO loss provision, a $0.3 million decrease in outside services and a $0.3 million decrease in regulatory fees.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended September 30, 2013 and 2012 (dollars in thousands):

	Three-Months Ended
	September 30, 2013			September 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 1,740	$ 11	2.6%	$ 3,372	$ 42	5.0%
Lot and land development	8,328	133	6.3	16,898	206	4.9
1-4 family	171,360	2,198	5.1	383,362	4,851	5.0
Commercial real estate and
multifamily	309,213	3,990	5.1	332,207	4,656	5.6
Commercial	64,251	656	4.1	82,189	1,022	4.9
Consumer	1,891	23	4.8	2,000	30	6.0
Total loans	556,783	7,011		820,028	10,807
Investments:
Money market	26,139	33	0.5	23,733	31	0.5
U.S. government and government
agency obligations – held to
maturity	16,585	100	2.4	24,926	153	2.4
U.S. government and government
agency obligations – available for
sale	512,921	2,245	1.7	332,699	1,394	1.7
Municipal obligations – available
for sale	29,361	110	1.5	8,340	25	1.2
Interest bearing deposits in banks	1,659	-	-	2,245	-	-
Federal reserve funds	95,284	65	0.3	68,864	50	0.3
Investments – other	4,663	4	0.4	3,541	4	0.4
Total interest-earning assets	$ 1,243,395	$ 9,568	3.1%	$ 1,284,376	$ 12,464	3.9%

Non interest-earning assets:
Cash and due from banks	3,148			3,878
Other assets	23,277			41,856
	$ 1,269,820			$ 1,330,110

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 30,054	$ 68	0.9%	$ 35,749	$ 94	1.0%
Money market accounts	17,619	2	0.1	24,853	3	0.1
Interest-bearing demand accounts	8,123	1	0.1	9,005	1	0.1
Savings accounts	885,396	23	-	959,867	49	-
Federal Home Loan Bank advances	98,742	668	2.7	67,700	750	4.4
Other financed borrowings	11	-	-	-	-	-
	$ 1,039,945	$ 762	0.3%	$ 1,097,174	$ 897	0.3%

	Three-Months Ended
	September 30, 2013			September 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 56,225			$ 55,174
Other liabilities	6,879			7,639
	1,103,049			1,159,987
Stockholder’s equity	166,771			170,123
	$ 1,269,820			$ 1,330,110

Net interest income		$ 8,806			$ 11,567

Net yield on interest-earning assets			2.8%			3.6%

__________

(*)  Loan fees included in interest income for the three-months ended September 30, 2013 and 2012 were $431 and $672, respectively.

A number of factors, including interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits, affect the interest rate spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	September 30, 2013 as compared to September 30, 2012

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (31)	$ (20)	$ (21)	$ 10
Lot and land development	(73)	(105)	63	(31)
1-4 family	(2,653)	(2,682)	66	(37)
Commercial real estate and
multifamily	(666)	(322)	(369)	25
Commercial	(366)	(223)	(183)	40
Consumer	(7)	(2)	(6)	1
Investments:
Money market	2	3	(1)	-
U.S. government and
government agency obligations –
held to maturity	(53)	(51)	(2)	-
U.S. government and government
agency obligations – available
for sale	851	755	62	34
Municipal obligation – available
for sale	85	63	6	16
Federal reserve funds	15	19	(3)	(1)
	$ (2,896)	$ (2,565)	$ (388)	$ 57

	Three-Months Ended
	September 30, 2013 as compared to September 30, 2012

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (26)	$ (15)	$ (13)	$ 2
Money market accounts	(1)	(1)	-	-
Savings accounts	(26)	(4)	(24)	2
Federal Home Loan Bank
advances	(82)	344	(292)	(134)
	(135)	324	(329)	(130)
Net interest income	$ (2,761)	$ (2,889)	$ (59)	$ 187

Other.    The following discusses the financial results for SWS Group, corporate administration and SWS Capital Corporation.

Pre-tax loss from the other segment was $9.3 million for three-months ended September 30, 2013 compared to a pre-tax loss of $20.8 million for the three-months ended September 28, 2012.  The primary driver of the $11.5 million decrease in the pre-tax loss was related to the recognition of a $2.0 million unrealized gain on the valuation of the warrants held by Hilltop and Oakhill for the three-months ended September 30, 2013 compared to a $8.2 million unrealized loss on the valuation for the warrants held by Hilltop and Oak Hill for the three-months ended September 28, 2012.

Net revenues increased $0.8 million for three-months ended September 30, 2013 compared to the three-months ended September 28, 2012.  The increase in net revenues was primarily due to a $0.3 million increase in the value of our deferred compensation plan’s investments and a $0.7 increase in net gains on principal transactions as the prior fiscal year quarter included a write-down on a municipal auction rate security that we no longer own.

Operating expenses decreased $0.5 million for the three-months ended September 30, 2013 as compared to the three-months ended September 28, 2012 primarily due to a $0.8 million decrease in commissions and other employee compensation and a $0.2 million decrease in compensation related to our restricted stock plan, which were partially offset by a $0.3 million increase in the value of our deferred compensation plan’s funds.

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

The book value of the Bank’s investment portfolio at September 30, 2013 and June 30, 2013 was as follows (in thousands):

	September 30, 2013	June 30, 2013
Government-sponsored enterprises—
held to maturity securities	$ 15,726	$ 17,423
Government-sponsored enterprises—
FHLB stock	4,705	4,657
Government-sponsored enterprises—
available for sale securities	536,041	474,906
Municipal obligations—
available for sale securities	36,916	28,224
Equity method investments	3,841	3,844
	$ 597,229	$ 529,054

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous five quarters.  Management adjusts the historical loss rates to reflect changes in the real estate market, current market environment for commercial loans, credit quality to reflect increased credit risk not captured in the historical loss, significant concentrations of product types and trends in portfolio volume to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan portfolio.   Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as option adjustable rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial "teaser" rates, can have a greater risk of non-collection than other loans.  At September 30, 2013, the Bank had $8.1 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at September 30, 2013.  At September 30, 2013, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates and had no single family interest only loans.

At September 30, 2013, the Bank’s loan portfolio included a total of $1.0 million in loans with high loan-to-value ratios.  High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan.  At September 30, 2013, all of these loans were 1-4 single family or lot loans to home builders in North Texas.  We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at September 30, 2013, the Bank had no loans with a high loan-to-value ratio that were deemed impaired.  Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital.  At September 30, 2013, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

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

Loans receivable, including loans measured at fair value, at September 30, 2013 and June 30, 2013 are summarized as follows (in thousands):

	September 30, 2013	June 30, 2013
Residential
Purchased mortgage loans
held for investment	$ 91,923	$ 174,037
1-4 family	54,812	59,910
	146,735	233,947
Lot and land development
Residential land	2,281	3,102
Commercial land	5,399	5,886
	7,680	8,988

Residential construction	776	1,367
Commercial construction	2,153	1,668
Commercial real estate	202,609	214,446
Multifamily	110,696	99,833
Commercial loans	69,257	58,718
Consumer loans	1,559	1,959
	541,465	620,926
Allowance for probable loan loss (*)	(12,206)	(12,343)
	$ 529,259	$ 608,583

__________

 (*)  There is no allowance for probable loan loss for loans measured at fair value or purchased mortgage loans held for investment.  Purchase mortgage loans held for investment are held on average for 25 days or less, substantially reducing credit risk.

The decrease in purchased mortgage loans held for investment from June 30, 2013 to September 30, 2013 was representative of an overall decline in the first quarter of calendar 2014 in the mortgage industry’s production levels.   The nature of purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at September 30, 2013, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial
real estate and multifamily	$ 39,442	$ 156,320	$ 119,696	$ 315,458
Commercial loans	29,786	16,905	22,566	69,257
Residential construction loans	-	776	-	776
Total	$ 69,228	$ 174,001	$ 142,262	$ 385,491

Amount of loans based upon:
Floating or adjustable interest rates	$ 58,554	$ 100,604	$ 99,462	$ 258,620
Fixed interest rates	10,674	73,397	42,800	126,871
Total	$ 69,228	$ 174,001	$ 142,262	$ 385,491

We maintain an internally classified loan list that helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans on this list are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectibility.  This list is used to identify loans that are considered non-performing.

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

Non-performing assets and classified loans as of September 30, 2013 and June 30, 2013 were as follows (dollars in thousands):

	September 30, 2013	June 30, 2013
Loans accounted for on a non-
accrual basis
1-4 family	$ 6,558	$ 7,792
Lot and land development	1,771	2,418
Residential construction	587	601
Commercial real estate	6,804	7,611
Commercial loans	4,033	4,024
	19,753	22,446
Non-performing loans as a
percentage of total loans	3.7%	3.6%

REO
1-4 family	1,226	1,801
Lot and land development	2,448	4,008
Commercial real estate	1,756	4,065
Commercial loans	291	291
	5,721	10,165
Performing troubled debt
restructuring (*)	3,796	5,349
Non-performing assets	$ 29,270	$ 37,960

Non-performing assets as a
percentage of total assets	2.3%	3.0%

Current classified assets
1-4 family	$ 146	$ 223
Lot and land development	887	965
Multifamily	-	692
Commercial real estate	22,808	22,616
Commercial loans	5,580	5,114
	29,421	29,610
Total classified assets
1-4 family	8,086	10,080
Lot and land development	5,106	7,391
Multifamily	-	692
Residential construction	587	601
Commercial real estate	34,468	38,801
Commercial loans	10,444	10,005
	$ 58,691	$ 67,570

__________

 (*) The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans.  See discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

Approximately $286,000 and  $480,000 of gross interest income would have been recorded in the three-months ended September 30, 2013 and 2012, respectively, had the non-accrual loans been recorded in accordance with their original terms.  There was no interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three-months ended September 30, 2013 and approximately $2,000 in the three-months ended September 30, 2012.

The Bank has managed the growth in REO and non-performing assets and reduced these loans and properties by preparing an asset-by-asset plan for each asset category.  Management’s focus on the continued reduction of these asset classes may have a material impact on the Bank’s future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 32.6% at September 30, 2013.  Classified assets decreased $8.9 million from June 30, 2013 and substantially all classified loans by collateral location are in Texas.  Bank management continues to be focused on reducing the classified asset ratio through the disposal of these assets.  Depending on the method used, the Bank may be required to record additional write-downs of these assets.  While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three-months ended September 30, 2013 and 2012 (in thousands):

	Three-Months Ended
	September 30,	September 30,
	2013	2012
Balance at beginning of period	$ 10,165	$ 32,257
Foreclosures	404	2,486
Sales	(4,647)	(1,901)
Write-downs	(201)	(559)
Other	-	205
Balance at end of period	$ 5,721	$ 32,488

The following table presents the Bank’s classified assets as of September 30, 2013 by year of origination (in thousands):

			Performing
	Non-		Troubled	Current
Year	Performing		Debt	Classified
Originated	Loans	REO	Restructuring	Assets	Total
Fiscal 2008 or prior	$ 6,779	$ 3,689	$ 371	$ 10,922	$ 21,761
Fiscal 2009	3,288	789	212	6,230	10,519
Fiscal 2010	8,989	1,243	1,346	5,311	16,889
Fiscal 2011	299	-	35	5,834	6,168
Fiscal 2012	398	-	114	779	1,291
Fiscal 2013	-	-	1,718	297	2,015
Fiscal 2014	-	-	-	48	48
	$ 19,753	$ 5,721	$ 3,796	$ 29,421	$ 58,691

The following table presents an analysis of the allowance for probable loan losses for the three-months ended September 30, 2013 and 2012 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,
	2013	2012
Balance at beginning of period	$ 12,343	$ 22,402
Continuing operations:
Charge-offs:
Lot and land development	(4)	(182)
1-4 family	(97)	(151)
Commercial real estate	(16)	(703)
Commercial loans	(20)	(928)
Total charge-offs	(137)	(1,964)
Recoveries:
Residential construction	58	19
Lot and land development	7	133
1-4 family	52	56
Commercial real estate	323	63
Commercial loans	26	183
Total recoveries	466	454
Net (charge-offs) recoveries	329	(1,510)
(Recapture) provision charged
to operations	(466)	-
	(137)	(1,510)
Balance at end of period	$ 12,206	$ 20,892

Ratio of net charge-offs during the period
to average loans outstanding during the
period	-0.06%	0.18%

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

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.  During fiscal 2013, the Bank reestablished marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.  In the first quarter of fiscal 2014, the Bank has continued these marketing efforts in order to grow the Bank’s loan portfolio.

The allowance for probable loan losses by type of loans as of September 30, 2013 and June 30, 2013 was as follows (dollars in thousands):

	September 30, 2013			June 30, 2013
			Percent			Percent
		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 30	0.2%	0.2%	$ 49	0.2%	0.4%
Lot and land development	285	1.4	2.3	374	1.4	3.0
1-4 family	1,075	27.1	8.8	1,528	37.7	12.4
Commercial real estate	3,073	37.8	25.2	3,290	34.8	26.7
Multifamily	2,585	20.4	21.2	3,567	16.1	28.9
Commercial loans	5,147	12.8	42.2	3,530	9.5	28.6
Consumer loans	11	0.3	0.1	5	0.3	-
	$ 12,206	100.0%	100.0%	$ 12,343	100.0%	100.0%

At September 30, 2013, approximately 25.2% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 37.8% of its total loan portfolio.  This is down from June 30, 2013 when approximately 26.7% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio.  Even though our concentration in commercial real estate loans has decreased, because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio can lead to volatility in our earnings.  At September 30, 2013, the loan loss allowance related to multifamily loans was 21.2% as compared to multifamily loans constituting 20.4% of the Bank’s total loan portfolio.  The larger allocation of the allowance to multifamily loans reflects the recent growth in this portfolio.  The loan loss allowance allocated to the multifamily loan portfolio decreased 28% from June 30, 2013 with a 1.3% decrease in the historical loss element of the general component of the allowance for loan losses.

Additionally, at September 30, 2013, approximately 42.2% of the Bank’s loan loss allowance was allocated to its commercial loans portfolio, while the Bank’s commercial loan portfolio represented approximately 12.8% of its total loan portfolio.  This increase from June 30, 2013 was due primarily to the growth in the portfolio.  As a result of this growth, the Bank has extended a market factor adjustment to historical losses to capture the current market environment related to these loans. During the first quarter of fiscal 2014, the Bank recognized a $2.2 million impairment reserve for its commercial loan portfolio, which resulted in elevated reserve levels.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three-months ended September 30, 2013 can be found in the discussion of the Bank’s net interest income under the caption "Results of Operations-Segment Information-Banking."

The Bank had $11.9 million and $12.5 million in certificates of deposit of $100,000 or greater at September 30, 2013 and June 30, 2013, respectively.  The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits.  These core deposits provide the Bank with a stable and low cost funding source.  The Bank also utilizes long-term Federal Home Loan Bank (“FHLB”) borrowings to match long-term fixed rate loan funding.  At September 30, 2013, the Bank had $870.1 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short Term Borrowings and Advances from FHLB

The following table represents short term borrowings and advances from the FHLB that were due within one year during the three-months ended September 30, 2013 and 2012 (dollars in thousands):

	Three-Months Ended September 30,
	2013		2012
		Interest		Interest
	Amount	Rate	Amount	Rate
At end of period	$ 15,307	3.93%	$ 16,703	4.30%
Average balance during period	15,307	3.93%	15,060	4.30%
Maximum month-end balance during year	15,307	-	16,703	-

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

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011 (assuming the warrants are exercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of September 30, 2013, SWS Group had utilized $70.0 million of the $100.0 million by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million and (iii) contributing $30.0 million in capital to Southwest Securities.  See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

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

Short-Term Borrowings. At September 30, 2013, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement, and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines.  At September 30, 2013, we had uncommitted broker loan lines of up to $375.0 million.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts.  These lines may also be used to release pledged collateral against day loans.  These credit arrangements are provided on an "as offered" basis, are not committed lines of credit and can be terminated at any time by the lender.  Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate.  At September 30, 2013, $131.5 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $157.6 million.  Our ability to borrow additional funds is limited by our eligible collateral.

Unsecured Line of Credit.  We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an "as offered" basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing.  At September 30, 2013, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement.  At September 30, 2013, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest of 0.5% per annum.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  The letter of credit agreement is renewable semi-annually.  At September 30, 2013, we had outstanding undrawn letters of credit of $3.0 million bearing interest at a rate of 0.5% per annum.  This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $19.2 million at September 30, 2013.

We also pledge customer securities to the Options Clearing Corporation to support open customer positions.  At September 30, 2013, we had pledged $65.5 million to support these open customer positions.

Revolving Committed Credit Facility.    On January 28, 2011, Southwest Securities entered into a $45.0 million committed revolving credit facility with an unaffiliated bank.  The commitment fee for the credit facility is 0.375% per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The credit facility requires Southwest Securities to maintain tangible net worth of $150.0 million.  As of September 30, 2013, there was $31.0 million outstanding under this credit facility, which was collateralized by securities with a value of $39.9 million at September 30, 2013.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations.  The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash.  At September 30, 2013, the Bank had net borrowing capacity from the FHLB of $83.9 million.  In addition, at September 30, 2013, the Bank had the ability to borrow up to $31.7 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate of 50 basis points over the federal funds target rate.  At September 30, 2013, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk.  The Bank manages the periodic repricing of its interest-earning assets and its interest-bearing liabilities.  Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "GAP" data.  (See the Bank’s GAP analysis in "-Risk Management-Market Risk-Interest Rate Risk-Banking.")  At September 30, 2013, $870.1 million of the Bank’s deposits were from the brokerage customers of Southwest Securities.  Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined) (without giving effect to the Basel III final rule).  At September 30, 2013, the Bank had a total risk-based capital ratio of 27.3% and the Bank had a Tier I (core) capital ratio of 13.5%.  At September 30, 2013, the Bank had a Tier I risk-based capital ratio of 26.0%  Under federal law, the OCC may require the Bank to apply other measures of risk-weight or capital ratios that the OCC deems appropriate.  In connection with the termination of the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011, on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier I capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all of its capital adequacy requirements.  As of September 30, 2013, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well-capitalized.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC.  However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk.  See “Note 27. Financial Instruments with Off-Statement of Financial Condition Risk” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Cash Flow

Net cash used in operating activities totaled $80.2 million and $53.1 million for the three-months ended September 30, 2013 and September 28, 2012, respectively.   The net cash used in operating activities for the three-months ended September 30, 2013 was due to the $97.6 million decrease in net receivable from client accounts and a $76.8 million increase in securities sold, not yet purchased.  These changes were offset by a $115.1 million increase in our net trading inventory, a $70.1 million increase in assets segregated for regulatory purposes and a $64.4 million increase in our reverse repurchase holdings.

Net cash provided by investing activities was $9.7 million for the three-months ended September 30, 2013 and net cash used in investing activities was $7.9 million for the three-months ended September 28, 2012. Proceeds from cash received at the Bank from loan pay-downs net of originations of $79.6 million, along with $4.8 million in proceeds from the sale of REO were used to increase the Bank’s net investment portfolio by $87.7 million.

Net cash provided by financing activities totaled $88.4 million and $50.4 million for the three-months ended September 30, 2013 and September 28, 2012, respectively.  The primary driver of the cash provided by financing activities was an increase in net cash proceeds from short term borrowings, repurchase agreements and the FHLB, offset by a decrease in deposits at the Bank.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

We periodically repurchase our shares of common stock. We currently have not approved a repurchase plan, and any such plan would require, in addition to Board of Directors approval, the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us.  During the three-months ended September 30, 2013, the plan purchased approximately 50,000 shares of common stock at a cost of approximately $288,000, or $5.76 per share, and approximately 5,400 shares were sold or distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting.  As a result, in the three-months ended September 30, 2013, we repurchased approximately 1,100 shares of common stock with a market value of approximately $6,000, or an average of $5.55 per share, to cover tax liabilities.

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

RISK MANAGEMENT

In an effort to assist the company in managing enterprise risk, and at the Board of Director’s request, the company engaged a firm to perform an analysis of the company’s enterprise risk management process in 2010.  During fiscal 2011, based on the Board of Director’s recommendations, we initiated an enterprise risk management program and formed an enterprise risk management committee.  Enterprise risk is viewed as the threat from an event, action of loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence.  The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the Board of Directors on a quarterly basis.  During fiscal 2013, we hired a full time risk manager for the consolidated group who serves as the primary liaison with our risk management consultants.  We continue to utilize the consultants to improve risk management processes, procedures and reporting.

We manage risk exposure through the involvement of various levels of management.  We establish, maintain and regularly monitor maximum positions by industry and issuer in both trading and inventory accounts.  Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units.  The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as "GAP," and maintaining an interest rate sensitivity position within a particular timeframe.  Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral.  We monitor our exposure to counterparty risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits.  We have established various other risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

CREDIT RISKS

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

Banking.  Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending.  The Bank has developed and continues to update its policies and procedures to provide a process for managing credit risk.  These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures. The Bank also maintains a detailed loan review process to monitor the quality of its loan portfolio. The Bank makes loans to customers primarily within Texas and New Mexico.  The Bank also purchases mortgage loans, which have been originated in other areas of the United States.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

Operational Risk

Operational risk refers generally to risk of loss resulting from our operations, including but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, and inadequacies or breaches in our control processes.  We operate in diverse markets and rely on the ability of our employees and systems to process large numbers of transactions.  In order to mitigate and control operational risk, we have developed and continue to update specific policies and procedures that are designed to identify and manage operational risk at appropriate levels.  We also use periodic self-assessments and internal audit examinations as further review of the effectiveness of our controls and procedures in mitigating our operational risk.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-24.87%
+200	-16.65%
+100	-8.39%
0	0.00%
-100	-7.61%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2013 (dollars in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$ 389,652	$ 31,589	$ 73,276	$ 46,948
Securities and FHLB stock	27,762	22,367	29,266	513,993
Interest-bearing deposits	104,647	-	-	-
Total earning assets	522,061	53,956	102,542	560,941

Interest-bearing liabilities:
Transaction accounts and savings	901,754	-	-	-
Certificates of deposit	12,732	7,517	8,379	633
Borrowings	6,813	8,495	9,707	76,984
Total interest-bearing liabilities	921,299	16,012	18,086	77,617

GAP	$ (399,238)	$ 37,944	$ 84,456	$ 483,324

Cumulative GAP	$ (399,238)	$ (361,294)	$ (276,838)	$ 206,486

Market Price Risk.  We are exposed to market price risk as a result of making markets and taking proprietary positions in securities.  Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios,  “Securities available for sale” in our available-for-sale portfolio and “Restricted cash and cash equivalents”, which are subject to interest rate and market price risk at September 30, 2013 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$ 268	$ 2,728	$ 10,747	$ 56,264	$ 70,007
U.S. government and government
agency obligations	3,250	(21,424)	(312)	7,457	(11,029)
Corporate obligations	(7,364)	(18,879)	22,664	31,982	28,403
Total debt securities	$ (3,846)	$ (37,575)	$ 33,099	$ 95,703	$ 87,381
Corporate equity securities	-	-	-	1,462	1,462
Other	24,400	-	-	-	24,400
	$ 20,554	$ (37,575)	$ 33,099	$ 97,165	$ 113,243

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	1.60%	2.17%	2.73%	4.77%	4.35%
U.S. government and government
agency obligations	0.01	1.11	2.37	3.47	1.68
Corporate obligations	1.45	2.44	4.15	5.43	3.77

Restricted cash and cash equivalents
Restricted cash and cash equivalents	$ 30,048	$ -	$ -	$ -	$ 30,048

Available-for-sale securities, at fair
value
Securities available for sale	$ 45,588	$ 53,509	$ 49,098	$ 424,926	$ 573,121

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We review our estimates on an on-going basis.  We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Our accounting policies and methodology used in establishing estimates have not changed materially since June 30, 2013.  See Fiscal 2013 Form 10-K for a discussion of our critical accounting policies.

FORWARD- LOOKING STATEMENTS

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

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report include those factors described in this report under the headings “Overview,” “Risk Management,” “Risk Factors” and “Critical Accounting Policies and Estimates,” in the Fiscal 2013 Form 10-K under the heading Risk Factors and our other reports filed with and available from the SEC.  Our forward-looking statements are based on current beliefs, assumptions and expectations.  All forward-looking statements speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is hereby incorporated by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of September 30, 2013.  Based on such evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of September 30, 2013, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Fiscal 2013 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2013 or our equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Plans	Plans (2)
7/1/2013 to 7/31/2013	-	$ -	-	-
8/1/2013 to 8/31/2013	1,094	$ 5.55	-	-
9/1/2013 to 9/30/2013	-	$ -	-	-
	1,094	$ 5.55	-

__________

(1) The 1,094 shares of common stock repurchased during the three-month period ended September 30, 2013 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of any publicly announced program to repurchase shares of common stock.

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

SWS Group, Inc.
(Registrant)

November 6, 2013	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2013	/S/ J. Michael Edge
(Date)	(Signature)
J. Michael Edge
Chief Financial Officer
(Principal Financial Officer)

November 6, 2013	/S/ Laura Leventhal
(Date)	(Signature)
Laura Leventhal
Chief Accounting Officer
(Principal Accounting Officer)

SWS, GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

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
101#

The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2013 and June 30, 2013; (ii) Consolidated Statements of Comprehensive Loss for the three-months ended September 30, 2013 and September 28, 2012; (iii) Consolidated Statements of Cash Flows for the three-months ended September 30, 2013 and September 28, 2012; and (v) Notes to Consolidated Financial Statements

__________________

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