Form 10-Q
period 2013-12-31
SWS GROUP INC
filed 2014-02-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

   Yes _______            No __X____

As of February 3, 2014, there were 33,068,118 shares of the registrant's common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2013 and June 30, 2013

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$ 121,130	$ 111,046
Restricted cash and cash equivalents	30,049	30,047
Assets segregated for regulatory purposes	174,614	164,737
Receivable from brokers, dealers and clearing organizations	1,807,189	1,698,474
Receivable from clients, net of allowance	266,573	286,446
Loans, net (including $35,333 of loans measured at fair value at December
31, 2013 and $13,757 at June 30, 2013)	528,217	608,583
Securities owned, at fair value	236,202	209,633
Securities held to maturity	14,595	17,423
Securities purchased under agreements to resell	73,381	51,996
Goodwill	7,552	7,552
Securities available for sale	580,291	503,276
Other assets	90,869	91,160
	$ 3,930,662	$ 3,780,373

Liabilities and Stockholders’ Equity
Short-term borrowings	$ 75,000	$ 131,500
Payable to brokers, dealers and clearing organizations	1,675,572	1,532,971
Payable to clients	366,569	335,655
Deposits	994,765	993,719
Securities sold under agreements to repurchase	62,314	37,012
Securities sold, not yet purchased, at fair value	155,103	134,735
Drafts payable	26,445	28,889
Advances from Federal Home Loan Bank (the “FHLB”)	98,251	97,565
Long-term debt, net	85,350	83,102
Stock purchase warrants (“warrants”)	24,288	24,197
Other liabilities	53,541	65,742
	$ 3,617,198	$ 3,465,087
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares;
none issued	-	-
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,747,990 shares at December 31,
2013; issued 33,312,140 and outstanding 32,629,213 shares at
June 30, 2013	3,331	3,331
Additional paid-in capital	323,963	325,030
Accumulated deficit	(1,377)	(3,361)
Accumulated other comprehensive loss – unrealized holding loss, net of
tax of $(5,176) at December 31, 2013 and $(2,963) at June 30, 2013	(9,391)	(5,334)
Deferred compensation, net	3,203	3,352
Treasury stock (564,150 shares at December 31, 2013 and 682,927
shares at June 30, 2013, at cost)	(6,265)	(7,732)
Total stockholders’ equity	313,464	315,286
Total liabilities and stockholders’ equity	$ 3,930,662	$ 3,780,373

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE  (LOSS) INCOME

For the three and six-months ended December 31, 2013 and 2012

 (In thousands, except share and per share amounts)

(Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Revenues:
Net revenues from clearing operations	$ 2,213	$ 2,177	$ 4,506	$ 4,316
Commissions	29,788	31,367	60,311	63,690
Interest	22,054	23,271	43,228	49,896
Investment banking, advisory and administrative fees	10,084	11,495	21,399	22,165
Net gains on principal transactions	7,465	11,170	15,640	19,652
Other	8,331	5,577	14,894	11,762
Total revenue	79,935	85,057	159,978	171,481

Interest expense	11,449	9,712	22,497	22,027
Net revenues	68,486	75,345	137,481	149,454

Non-interest expenses:
Commissions and other employee compensation	48,766	52,002	101,329	106,261
Occupancy, equipment and computer service costs	7,729	7,563	15,481	15,260
Communications	3,362	3,335	6,710	6,554
Floor brokerage and clearing organization charges	1,073	939	2,185	1,962
Advertising and promotional	612	737	1,262	1,405
(Recapture) provision for loan loss	(2,825)	(1,450)	(3,291)	(1,450)
Other	6,442	8,370	12,290	16,460
Total non-interest expenses	65,159	71,496	135,966	146,452

Other gains (losses):
Unrealized (loss) gain on warrants valuation	(2,058)	11,761	(91)	3,576
Income before income tax (benefit) expense	1,269	15,610	1,424	6,578
Income tax (benefit) expense	(391)	5,241	(559)	1,853
Net income	1,660	10,369	1,983	4,725
Other comprehensive loss:
Net gains (losses) recognized in other comprehensive
loss net of tax of $296 and $0 for the
three-months ended, December 31, 2013,
and 2012, respectively and $(99) and $0 for
the six-months ended December 31, 2013
and 2012, respectively, on cash flow hedging	549	-	(183)	-
Net losses recognized in other comprehensive loss,
net of tax of $(2,091) and $(1,529) for the
three-months ended December 31, 2013 and
2012, respectively, and $(2,113) and $(295) for
the six-months ended December 31, 2013 and
2012, respectively, on available for sale securities	(3,849)	(2,833)	(3,874)	(535)

Net loss recognized in other
comprehensive (loss) income	(3,300)	(2,833)	(4,057)	(535)
Comprehensive (loss) income	$ (1,640)	$ 7,536	$ (2,074)	$ 4,190

Earnings per share – basic
Net income	$ 0.05	$ 0.32	$ 0.06	$ 0.14
Weighted average shares outstanding – basic	32,955,629	32,827,652	32,943,875	32,813,910

Earnings per share – diluted
Net income	$ 0.05	$ 0.09	$ 0.06	$ 0.13
Weighted average shares outstanding – diluted	32,955,629	50,218,956	32,943,875	50,205,214

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-months ended December 31, 2013 and 2012

 (In thousands)

(Unaudited)

	For the Six-Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$ 1,983	$ 4,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,721	2,741
Accretion of discount on long-term debt	2,248	1,939
Amortization of deferred debt issuance costs	246	246
Increase (decrease) in fair value of warrants	91	(3,576)
Amortization of premiums /discounts on loans purchased	(21)	(72)
Amortization of premiums /discounts on investment securities	1,218	969
Amortization of prepayment penalty on advances from FHLB	23	11
Provision for doubtful accounts on receivables from customers	480	480
Recapture of loan loss and write downs on real estate
owned (“REO”)	(3,090)	(524)
Deferred income tax (benefit) expense	(404)	4,719
Allowance for deferred tax asset	(222)	-
Deferred compensation for deferred compensation plan and
restricted stock plans	(1,830)	(328)
Gain on sale of loans	(304)	(63)
Loss on fixed assets transactions	26	3
Gain on sale of available for sale investment securities	-	(3,645)
(Gain) loss on sale of REO and other repossessed assets	(364)	657
Gain on issuer’s redemption of investment securities	-	(7)
Equity in earnings of unconsolidated ventures	(200)	(1,018)
Dividend received on investments	(10)	(9)
Gain on fair value option of loans	(195)	-
Gain on interest rate swaps	(509)	-
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(9,877)	(32,365)
Net change in broker, dealer and clearing organization accounts	33,886	(48,220)
Net change in client accounts	50,307	73,737
Increase in securities owned	(26,569)	(110,634)
Increase in securities purchased under agreements to resell	(21,385)	(8,249)
Decrease (increase) in other assets	737	(2,714)
(Decrease) increase in drafts payable	(2,444)	8,360
Increase in securities sold, not yet purchased	20,368	15,782
Decrease in other liabilities	(10,247)	(8,149)
Net cash provided by (used in) operating activities	36,663	(105,204)
(continued)

(continued)	December 31, 2013	December 31, 2012
Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	$ (2,507)	$ (1,858)
Proceeds from the sale of fixed assets and real estate	5,664	12,361
Loan originations and purchases	(1,276,189)	(3,328,411)
Loan repayments	1,354,275	3,347,562
Purchase of investment securities	(123,846)	(88,157)
Proceeds from the issuer’s redemption of investment securities	-	12,000
Cash received on investments	27,009	23,794
Proceeds from the sale of loans held for investment	3,417	-
Proceeds from the sale of FHLB stock	-	428
Purchases of FHLB stock	(45)	-
Proceeds from the sale /maturity of available for sale securities	15,235	29,116
Cash paid to unwind interest rate swap position	(12)	-
Net cash provided by investing activities	3,001	6,835

Cash flows from financing activities:
Payments on short-term borrowings	(3,033,297)	(1,193,000)
Cash proceeds from short-term borrowings	2,976,797	1,306,500
Increase (decrease) in deposits	1,046	(15,596)
Advances from the FHLB	5,540	-
Payments on advances from the FHLB	(4,877)	(6,427)
Fee payment for FHLB restructuring	-	(166)
Cash proceeds on securities sold under agreements to repurchase	25,302	4,849
Proceeds related to deferred compensation plan	197	135
Purchase of treasury stock related to deferred compensation plan	(288)	(121)
Net cash (used in) provided by financing activities	(29,580)	96,174

Net increase (decrease) in cash and cash equivalents	10,084	(2,195)
Cash and cash equivalents at beginning of period	111,046	81,826
Cash and cash equivalents at end of period	$ 121,130	$ 79,631

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$ 2,071	$ 676
Foreclosures on loans	$ 2,674	$ 10,891

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 19,768	$ 26,919
Income taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2013 and 2012

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2013, and for the three and six-months ended December 31, 2013 and 2012, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 30, 2013 filed on September 6, 2013 on the Annual Report on Form 10-K (the “Fiscal 2013 Form 10-K”).  Amounts as of June 30, 2013 are derived from the audited consolidated financial statements filed on the Fiscal 2013 Form 10-K.  All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Reclassifications.    “Investment banking, advisory and administrative fees” on the Consolidated Statements of Comprehensive (Loss) Income of $748,000 and $1,624,000 for the three and six-months ended December 31, 2012 were reclassified to conform to the fiscal 2014 presentation.  In previous periods the amounts were presented in “Net gains on principal transactions” on the Consolidated Statements of Comprehensive (Loss) Income.

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

Prior to June 30, 2013, the quarterly consolidated financial statements of SWS were prepared as of the last Friday of the month, except for the second fiscal quarter which was prepared as of December 31, 2012, and the Bank’s financial statements were prepared on the last day of the quarter.  Any individually material transactions were reviewed and recorded in the appropriate quarterly period.

Acquisition Proposal.    On January 9, 2014, the Company received an unsolicited acquisition proposal from Hilltop Holdings, Inc. (“Hilltop”) to acquire all of the outstanding shares of SWS Group common stock that Hilltop does not already own for $7.00 per share,  with the consideration to be paid 50% in cash and 50% in Hilltop common stock.  On February 3, 2014, the Company announced that its Board of Directors formed a Special Committee, comprised of independent directors not affiliated with Hilltop, Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”), to, among other things, carefully evaluate Hilltop’s unsolicited proposal and make a recommendation to the Company’s Board of Directors.  There can be no assurance that a transaction with Hilltop or any other party will be approved or consummated.

Update of Significant Accounting Policies.  A summary of the Company’s significant accounting policies is included in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Fiscal 2013 Form 10-K.   Except as discussed herein, there have been no significant accounting changes since June 30, 2013.

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

ASU 2014-4, “Receivables—Troubled Debt Restructuring by Creditors (“ASU 2014-04”).”  In January 2014, the FASB issued ASU 2014-04 to clarify that when an in substance repossession or  foreclosure occurs,   a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-  04 is effective for annual reporting periods beginning after December 15, 2014; the Company’s first quarter of fiscal 2016.  The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts.  In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000.  At December 31, 2013 and June 30, 2013, cash balances included $87,509,000 and $37,833,000,  respectively, that were not federally insured because they exceeded federal insurance limits.  This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain reserve balances on hand or with the Federal Reserve Bank of Dallas.  At December 31, 2013 and June 30, 2013, these reserve balances amounted to $1,748,000 and $1,649,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop and Oak Hill upon completion of the $100,000,000,  five year, unsecured credit agreement from Hilltop and Oak Hill (the “Credit Agreement”) that was entered into on July 29, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries.  See additional discussion in, “Debt Issued with Stock Purchase Warrants”.  Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20,000,000 loan from SWS Group to Southwest Securities was repaid and the Company’s Board of Directors, Hilltop and Oak Hill approved a $20,000,000 capital contribution to Southwest Securities.  At December 31, 2013, the remaining $30,000,000 was held in a restricted account at SWS Group to be used for general corporate purposes.    On January 8, 2014, the remaining $30,000,000 was loaned to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.   Restricted cash and cash equivalents are

excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows.  The Company holds restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December  31, 2013, SWS held cash of approximately  $174,614,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (the "PAIB") at December 31, 2013.

At June 30, 2013, SWS held cash of approximately $164,737,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 30, 2013.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December  31, 2013 and June 30, 2013, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December 31, 2013	June 30, 2013
Receivable:
Securities failed to deliver	$ 6,226	$ 9,708
Securities borrowed	1,720,673	1,546,376
Correspondent broker/dealers	37,034	45,435
Clearing organizations	27,373	25,285
Other	15,883	71,670
	$ 1,807,189	$ 1,698,474

Payable:
Securities failed to receive	$ 14,275	$ 39,024
Securities loaned	1,640,922	1,471,319
Correspondent broker/dealers	12,474	16,352
Other	7,901	6,276
	$ 1,675,572	$ 1,532,971

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients.  SWS obtains or releases collateral as prices of the underlying securities fluctuate.  Both of these activities are reported on a gross basis by counterparty.  The following table provides information about these receivables and related collateral amounts at  December  31, 2013 and June 30, 2013.

December 31, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Securities Borrowed	$ 1,720,673	$ -	$ 1,720,673	$ (1,720,673)	$ -	$ -
Securities Loaned (1)	1,640,922	-	1,640,922	(1,640,922)	-	-

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Securities Borrowed	$ 1,546,376	$ -	$ 1,546,376	$ (1,546,376)	$ -	$ -
Securities Loaned (1)	1,471,319	-	1,471,319	(1,471,319)	-	-

____________________

(1)  Under securities lending agreements, SWS had repledged $1,619,010,000 and $1,452,911,000 at December 31, 2013 and June 30, 2013, respectively.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico.

Loans receivable at December 31, 2013 and June 30, 2013 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $968,000 and $997,000 at December 31, 2013 and June 30, 2013, respectively (in thousands):

	December 31, 2013	June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 4,047	$ 2,662
Multifamily	31,286	11,095
	35,333	13,757
Other loans receivable:
Residential construction	731	1,367
Lot and land development	5,998	8,988
1-4 family	144,738	233,947
Commercial real estate	186,522	213,452
Multifamily	91,917	88,738
Commercial loans	69,690	58,718
Consumer loans	2,736	1,959
	502,332	607,169
	537,665	620,926
Allowance for probable loan losses	(9,448)	(12,343)
	$ 528,217	$ 608,583

At December 31, 2013 and June 30, 2013, the 1-4 family loans included $89,583,000 and $174,037,000, respectively, of purchased mortgage loans held for investment.  The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for the three and six-months ended December 31, 2013 and 2012 and the recorded investment in loans receivable at December 31, 2013 and 2012 were as follows (in thousands):

	Three-Months Ended December 31, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 30	$ 285	$ 1,075	$ 3,073	$ 2,585	$ 5,147	$ 11	$ 12,206
Charge-offs	-	-	-	(35)	-	(47)	-	(82)
Recoveries	5	3	9	116	-	16	-	149
Net recoveries (charge-offs)	5	3	9	81	-	(31)	-	67
(Recapture) provision charged
to operations	(29)	(164)	235	(85)	308	(3,098)	8	(2,825)
Balance at end of period	$ 6	$ 124	$ 1,319	$ 3,069	$ 2,893	$ 2,018	$ 19	$ 9,448
Ending balance: individually
evaluated for impairment	$ -	$ 33	$ 251	$ 1	$ -	$ 161	$ -	$ 446
Ending balance: collectively
evaluated for impairment	$ 6	$ 91	$ 1,068	$ 3,068	$ 2,893	$ 1,857	$ 19	$ 9,002

Financing receivables:
Balance at end of period	$ 731	$ 5,998	$ 144,738	$ 186,522	$ 91,917	$ 69,690	$ 2,736	$ 502,332
Ending balance: individually
evaluated for impairment	$ 578	$ 995	$ 7,880	$ 7,159	$ -	$ 4,514	$ -	$ 21,126
Ending balance: collectively
evaluated for impairment	$ 153	$ 5,003	$ 136,858	$ 179,363	$ 91,917	$ 65,176	$ 2,736	$ 481,206

	Three-Months Ended December 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 187	$ 975	$ 3,205	$ 10,591	$ 2,819	$ 3,106	$ 9	$ 20,892
Charge-offs	-	-	(12)	(410)	-	(680)	-	(1,102)
Recoveries	17	54	13	20	-	188	5	297
Net (charge-offs) recoveries	17	54	1	(390)	-	(492)	5	(805)
(Recapture) provision charged to
operations	(69)	(355)	(447)	(2,433)	(988)	2,850	(8)	(1,450)
Balance at end of period	$ 135	$ 674	$ 2,759	$ 7,768	$ 1,831	$ 5,464	$ 6	$ 18,637
Ending balance: individually
evaluated for impairment	$ 23	$ 177	$ 347	$ 1,179	$ -	$ 2,157	$ -	$ 3,883
Ending balance: collectively
evaluated for impairment	$ 112	$ 497	$ 2,412	$ 6,589	$ 1,831	$ 3,307	$ 6	$ 14,754

Financing receivables:
Balance at end of period	$ 2,216	$ 11,458	$ 438,097	$ 257,514	$ 48,654	$ 64,179	$ 1,704	$ 823,822
Ending balance: individually
evaluated for impairment	$ 632	$ 2,294	$ 10,909	$ 14,755	$ -	$ 4,317	$ -	$ 32,907
Ending balance: collectively
evaluated for impairment	$ 1,584	$ 9,164	$ 427,188	$ 242,759	$ 48,654	$ 59,862	$ 1,704	$ 790,915

	Six-Months Ended December 31, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Charge-offs	-	(4)	(97)	(51)	-	(67)	-	(219)
Recoveries	63	10	61	439	-	42	-	615
Net recoveries (charge-offs)	63	6	(36)	388	-	(25)	-	396
(Recapture) provision charged
to operations	(106)	(256)	(173)	(609)	(674)	(1,487)	14	(3,291)
Balance at end of period	$ 6	$ 124	$ 1,319	$ 3,069	$ 2,893	$ 2,018	$ 19	$ 9,448

	Six-Months Ended December 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Charge-offs	-	(182)	(163)	(1,113)	-	(1,608)	-	(3,066)
Recoveries	36	187	69	83	-	371	5	751
Net (charge-offs) recoveries	36	5	(94)	(1,030)	-	(1,237)	5	(2,315)
(Recapture) provision charged to
operations	(251)	(641)	(382)	(1,830)	(1,035)	2,697	(8)	(1,450)
Balance at end of period	$ 135	$ 674	$ 2,759	$ 7,768	$ 1,831	$ 5,464	$ 6	$ 18,637

13

As of December 31, 2013 and 2012, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment and loans measured at fair value, was 2.29% and 4.10%, respectively.  There was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of December 31, 2013 and June 30, 2013 were as follows (in thousands):

	December 31, 2013	June 30, 2013
Residential construction	$ 573	$ 601
Lot and land development	992	2,418
1-4 family	6,485	7,792
Commercial real estate	4,076	7,611
Commercial loans	3,891	4,024
	$ 16,017	$ 22,446

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility.  The Bank uses a standardized review process to determine which loans should be placed on non-accrual status.  At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely.  For loans where full collection is not likely, interest payments are applied to the outstanding principal and interest income is only recognized if full payment is made.  The average recorded investment in non-accrual loans for the six-months ended December 31, 2013 and the twelve-months ended June 30, 2013 was approximately $18,552,000 and $25,516,000, respectively.  There was $1,000 and $8,000 of interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and six-months ended December 31, 2013 and no interest income for the three-months ended December 31, 2012, and approximately $15,000 in the six-months ended December 31, 2012.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of December 31, 2013 and June 30, 2013 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
December 31, 2013
With no related allowance recorded:
Residential construction	$ 578	$ 746	$ -	$ 407	$ -
Lot and land development	45	168	-	40	-
1-4 family	6,276	8,024	-	5,217	5
Commercial real estate	7,145	8,151	-	6,261	93
Commercial loans	3,958	4,008	-	4,242	5
	18,002	21,097	-	16,167	103

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
December 31, 2013
With an allowance recorded:
Residential construction	$ -	$ -	$ -	$ 179	$ -
Lot and land development	950	1,080	33	1,558	-
1-4 family	1,604	1,633	251	2,928	31
Commercial real estate	14	21	1	2,629	-
Commercial loans	556	619	161	3,036	15
	3,124	3,353	446	10,330	46

December 31, 2013
Total
Residential construction	$ 578	$ 746	$ -	$ 586	$ -
Lot and land development	995	1,248	33	1,598	-
1-4 family	7,880	9,657	251	8,145	36
Commercial real estate	7,159	8,172	1	8,890	93
Commercial loans	4,514	4,627	161	7,278	20
	$ 21,126	$ 24,450	$ 446	$ 26,497	$ 149

June 30, 2013
With no related allowance recorded:
Residential construction	$ 383	$ 471	$ -	$ 438	$ -
Lot and land development	102	324	-	807	-
1-4 family	5,818	7,712	-	7,674	17
Commercial real estate	9,006	12,239	-	7,785	167
Commercial loans	4,430	5,092	-	1,582	26
	19,739	25,838	-	18,286	210

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2013
With an allowance recorded:
Residential construction	$ 222	$ 283	$ 23	$ 191	$ -
Lot and land development	2,326	2,543	233	1,879	-
1-4 family	3,543	3,870	178	6,398	67
Commercial real estate	3,265	4,188	105	10,048	15
Commercial loans	3,037	3,032	2,090	2,288	129
	12,393	13,916	2,629	20,804	211

June 30, 2013
Total
Residential construction	$ 605	$ 754	$ 23	$ 629	$ -
Lot and land development	2,428	2,867	233	2,686	-
1-4 family	9,361	11,582	178	14,072	84
Commercial real estate	12,271	16,427	105	17,833	182
Commercial loans	7,467	8,124	2,090	3,870	155
	$ 32,132	$ 39,754	$ 2,629	$ 39,090	$ 421

____________________

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the six-months ended December 31, 2013 and the twelve-months ended June 30, 2013, respectively.
(3)	Represents interest income recognized on impaired loans for the six-months ended December 31, 2013 and the twelve-months ended June 30, 2013, respectively.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses.  The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of December 31, 2013 and June 30, 2013 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total

December 31, 2013
Loans measured at fair value:
Commercial real estate	$ 4,047	$ -	$ -	$ 4,047
Multifamily	31,286	-	-	31,286
	35,333	-	-	35,333
Other loans receivable:
Residential construction	158	-	573	731
Lot and land development	4,689	-	1,309	5,998
1-4 family	137,964	38	6,736	144,738
Commercial real estate	156,321	3,512	26,689	186,522
Multifamily	91,917	-	-	91,917
Commercial loans	63,459	878	5,353	69,690
Consumer loans	2,736	-	-	2,736
	457,244	4,428	40,660	502,332
	$ 492,577	$ 4,428	$ 40,660	$ 537,665

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 2,662	$ -	$ -	$ 2,662
Multifamily	11,095	-	-	11,095
	13,757	-	-	13,757
Other loans receivable:
Residential construction	766	-	601	1,367
Lot and land development	5,605	-	3,383	8,988
1-4 family	225,434	234	8,279	233,947
Commercial real estate	171,085	7,631	34,736	213,452
Multifamily	88,046	-	692	88,738
Commercial loans	47,680	1,324	9,714	58,718
Consumer loans	1,959	-	-	1,959
	540,575	9,189	57,405	607,169
	$ 554,332	$ 9,189	$ 57,405	$ 620,926

____________________

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age of the Bank’s past due financing receivables as of December 31, 2013 and June 30, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 4,047	$ 4,047	$ -
Multifamily	-	-	-	-	31,286	31,286	-
	-	-	-	-	35,333	35,333	-
Other loans receivable:
Residential construction	-	-	-	-	731	731	-
Lot and land development	315	-	-	315	5,683	5,998	-
1-4 family	2,036	416	1,821	4,273	140,465	144,738	-
Commercial real estate	2,591	1,352	3,961	7,904	178,618	186,522	-
Multifamily	-	-	-	-	91,917	91,917	-
Commercial loans	378	124	3,676	4,178	65,512	69,690	-
Consumer loans	2	-	-	2	2,734	2,736	-
	5,322	1,892	9,458	16,672	485,660	502,332	-
	$ 5,322	$ 1,892	$ 9,458	$ 16,672	$ 520,993	$ 537,665	$ -

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 2,662	$ 2,662	$ -
Multifamily	-	-	-	-	11,095	11,095	-
	-	-	-	-	13,757	13,757	-
Other loans receivable:
Residential construction	-	-	-	-	1,367	1,367	-
Lot and land development	173	370	80	623	8,365	8,988	-
1-4 family	914	234	2,816	3,964	229,983	233,947	-
Commercial real estate	1,396	1,153	4,826	7,375	206,077	213,452	-
Multifamily	692	-	-	692	88,046	88,738	-
Commercial loans	750	3,812	135	4,697	54,021	58,718	-
Consumer loans	-	-	-	-	1,959	1,959	-
	3,925	5,569	7,857	17,351	589,818	607,169	-
	$ 3,925	$ 5,569	$ 7,857	$ 17,351	$ 603,575	$ 620,926	$ -

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

The table below presents the recorded investment in loans modified in TDRs as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Residential construction	$ 578	$ 605
Lot and land development	1,186	4,927
1-4 family	5,890	7,690
Commercial real estate	3,146	4,574
Commercial	552	497
	$ 11,352	$ 18,293

The allowance for loan losses associated with loans modified in TDRs as of December 31, 2013 and June 30, 2013, was $445,000 and $447,000, respectively.  The recorded investment includes $5,132,000 and $6,685,000 of loans on accrual status as of December 31, 2013 and June 30, 2013, respectively.  Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and six- months ended December 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended December 31, 2013			Six-Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Commercial	-	$ -	$ -	1	$ 168	$ 168
	-	$ -	$ -	1	$ 168	$ 168

	Three-Months Ended December 31, 2012			Six-Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Residential construction	4	$ 648	$ 648	4	$ 648	$ 648
Lot and land development	-	-	-	7	3,228	3,228
1-4 family	4	895	882	5	1,308	1,295
Commercial real estate	2	96	96	2	96	96
Commercial	1	213	213	1	213	213
	11	$ 1,852	$ 1,839	19	$ 5,493	$ 5,480

____________

 (1) Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDRs during the three and six-months ended December 31, 2013 and 2012 (in thousands):

Amount of TDR Loan Modifications
Type of Modification	Three-Months Ended December 31, 2013	Six-Months Ended December 31, 2013
Rescheduled future cash flows	$ -	$ 168
	$ -	$ 168

	Amount of TDR Loan Modifications
Type of Modification	Three-Months Ended December 31, 2012	Six-Months Ended December 31, 2012
Maturity date extension	$ -	$ 114
Reduction of the stated interest rate	60	60
Rescheduled future cash flows	-	705
Combination of maturity date extension
and rescheduling of future cash flows	701	2,646
Combination of maturity date extension
and reduction of the stated interest rate	-	26
Combination of maturity date extension,
reduction of the stated interest rate,
and rescheduling of future cash flows	1,078	1,929
	$ 1,839	$ 5,480

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three and six-months ended December 31, 2013 and 2012 are summarized in the following table (dollars in thousands):

	Three-Months Ended December 31, 2013		Six-Months Ended December 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$ 272	2	$ 272

	Three-Months Ended December 31, 2012		Six-Months Ended December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$ 1,896	2	$ 1,896

The Bank has elected to measure certain loans at fair value.  See discussion in “Note 1(x). Fair Value of Financial Instruments” and “Note 1(g). Loans and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.  The Bank recognized interest income on loans measured at fair value separately from other changes in fair value.  As of December 31, 2013, there were no loans measured at fair value on non-accrual status or 90 days or more past due and still accruing.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of loans measured at fair value at December 31, 2013 and June 30, 2013 for the Bank (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
December 31, 2013
Commercial real estate	$ 4,131	$ -	$ (84)	$ 4,047
Multifamily	31,152	165	(31)	31,286
	$ 35,283	$ 165	$ (115)	$ 35,333

Gross
	Amortized	Unrealized	Fair
	Cost	Losses (1)	Value
June 30, 2013
Commercial real estate	$ 2,787	$ (125)	$ 2,662
Multifamily	11,115	(20)	11,095
	$ 13,902	$ (145)	$ 13,757

____________

 (1)  Unrealized gains (losses) are recorded in other revenues on the Consolidated Statements of Comprehensive (Loss) Income.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December  31, 2013 and June 30, 2013 consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Securities owned:
Corporate equity securities	$ 1,200	$ 1,520
Municipal obligations	56,182	30,116
U.S. government and government agency obligations	73,883	41,529
Corporate obligations	82,896	127,899
Other	22,041	8,569
	$ 236,202	$ 209,633

Securities sold, not yet purchased:
Municipal obligations	$ -	$ 10
U.S. government and government agency obligations	76,735	54,086
Corporate obligations	78,368	80,639
	$ 155,103	$ 134,735

Securities owned and securities sold, not yet purchased are carried at fair value.  See additional discussion in “Fair Value of Financial Instruments”.

Some of these securities were pledged to secure short-term borrowings (see “Short-Term Borrowings”) and as security deposits at clearing organizations for the Company’s clearing business.  At December  31, 2013 and June 30, 2013, securities pledged as security deposits at clearing organizations were $6,749,000 and $3,000,000, respectively.

Included in the balance of Securities owned-U.S. government and government agency obligations at December 31, 2013, are $949,000 of “to-be-announced” securities (“TBAs”). TBAs are purchase and sale agreements of forward mortgage-backed securities whose collateral remains to-be-announced until just prior to the trade settlement. The TBAs are accounted for as derivatives under Accounting Standards Codification (“ASC”) 815  “Derivatives and Hedging.” The Company does not apply hedge accounting for these TBA securities.  Accordingly, the securities are carried at fair value with unrealized and realized gains recorded in net gains on principal transactions on the Consolidated Statements of Comprehensive (Loss) Income.  All of the Company’s derivative transactions are entered into in order to facilitate customer transactions.

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients.  In general, the Company will enter into a TBA purchase agreement with the client.  The Company will then immediately enter into a TBA sale agreement with identical terms and the same settlement date with a separate counter-party.  The Company earns revenue through a commission charged to the customer.  Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA.  At December 31, 2013, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $543,317,000.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	December 31, 2013	June 30, 2013

Government National Mortgage
Association ("GNMA") Securities	$ 14,595	$ 17,423

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000.  The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method.  These securities are classified as held to maturity and are accounted for at amortized cost.  The weighted average yield on this investment is expected to be 2.4% and the weighted average maturity is expected to be 2.2 years.

The Bank recorded $21,000 and $41,000 in amortization of the premiums during the three and six-months ended December 31,  2013, respectively.  During the three and six-months ended December 31,  2013, the Bank received $1,223,000 and $3,025,000 of principal and interest payments, respectively, recording $113,000 and $238,000 in interest, respectively.

The Bank recorded $32,000 and $61,000 in amortization of the premiums during the three and six-months ended December 31, 2012, respectively.  During the three and six-months ended December 31, 2012, the Bank received $2,306,000 and $4,488,000 of principal and interest payments, respectively, recording $172,000 and $359,000 in interest, respectively.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at December  31, 2013, by contractual maturity date, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding gain

Due after ten years	$ 14,595	$ 14,982	$ 387

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At December  31, 2013 and June 30, 2013, SWS held reverse repurchase agreements collateralized by U.S. government and government agency obligations and securities sold under repurchase agreements.  These securities are reported on a gross basis in the Consolidated Statements of Financial Condition.

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

The following table provides information about these instruments and any related collateral amounts at December 31, 2013 and June 30, 2013.

December 31, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Reverse
Repurchase
Agreements	$ 73,381	$ -	$ 73,381	$ (72,866)	$ -	$ 515
Repurchase
Agreements	62,314	-	62,314	(62,314)	-	-

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash Collateral	Net Amount
Reverse
Repurchase
Agreements	$ 51,996	$ -	$ 51,996	$ (51,808)	$ -	$ 188
Repurchase
Agreements	37,012	-	37,012	(37,012)	-	-

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

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of these investments at December  31, 2013 and June 30, 2013 (dollars in thousands):

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
December 2013
Westwood common stock	2,219	$ 7	$ 220	$ -	$ (90)	$ 137
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	531,733	229	(14,321)	-	517,641
Municipal obligations	N/A	44,262	85	(1,160)	-	43,187
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	19,727	-	(1,125)	-	18,602
Municipal obligations	N/A	727	-	(3)	-	724
		$ 596,456	$ 534	$ (16,609)	$ (90)	$ 580,291

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2013
Westwood common stock	3,405	$ 7	$ 170	$ -	$ (31)	$ 146
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	479,970	138	(9,239)	-	470,869
Municipal obligations	N/A	29,289	-	(1,065)	-	28,224
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	4,127	-	(90)	-	4,037
		$ 513,393	$ 308	$ (10,394)	$ (31)	$ 503,276

In fiscal 2014 and 2013, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $123,696,000 and $319,836,000, including a net premium of $1,093,000 and $6,279,000, respectively.  The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.48 years at December  31, 2013 and 4.04 years at June 30, 2013) using the interest method.

During the three and six-months ended December 31, 2013, the Bank recorded $597,000 and $1,177,000, respectively, in amortization of the premium and received $14,188,000 and $30,075,000, respectively, of principal and interest payments, recording $3,000,000 and $5,853,000, respectively, in interest income on these securities.  During the three and six-months ended December 31, 2012, the Bank recorded $515,000 and $908,000, respectively, in amortization of the premium and received

$13,040,000 and $21,156,000, respectively, of principal and interest payments, recording $1,955,000 and $3,593,000, respectively, in interest income on these securities.

During the first half of fiscal 2014, U.S. government and municipal obligations of $15,235,000 matured and during the first half of fiscal 2013, the issuer redeemed $12,000,000 of U.S. government agency securities, purchased at a discount, at par, resulting in a gain of $7,000 in fiscal 2013.

During the second quarter of fiscal 2013, the Company recognized a realized gain of $3,550,000 in net gains on principal transactions and a $2,308,000  ($3,550,000, net of tax) reclassification adjustment from accumulated other comprehensive income from the sale of shares of U.S. Home Systems, Inc. (USHS) common stock owned by SWS Group at June 29, 2012.  Also, during the second quarter of fiscal 2013, the Bank sold $24,557,000 in securities, recognizing a gain of $95,000 in other revenue and a $62,000  ($95,000, net of tax) reclassification adjustment from accumulated other comprehensive income.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in four investment partnerships that it accounts for under the equity method, which approximates fair value.  One is a limited partnership venture capital fund in which SWS has invested $5,000,000.  Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $517,000 as of December 31, 2013 and $513,000 as of June 30, 2013.  SWS did not record a loss or gain on this investment for the three-months ended December 31, 2013 and 2012, respectively, and recorded net gains of $4,000 and $32,000 for the six-months ended December 31, 2013 and 2012, respectively.  In August 2012, SWS received cash distributions of $170,000 from this investment.  The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

Two investments are limited partnership equity funds to which the Bank has commitments of $3,000,000 and $2,000,000, respectively, and are considered cost effective ways of meeting its obligations under the Community Reinvestment Act of 1977 ("CRA").  As of December 31, 2013 and June 30, 2013, the Bank’s recorded investments in these partnerships were $4,028,000 and $3,782,000, respectively.  During the three and six-months ended December 31, 2013, the Bank recorded net gains of $199,000 and $246,000, respectively, related to these investments.  In comparison, during the three and six-months ended December 31, 2012, the Bank recorded net gains of $936,000 and $986,000, respectively, related to these investments.  During the second quarter of fiscal 2014, the Bank received no cash distributions and during the second quarter of fiscal 2013, the Bank received $1,932,000, from these investments.

On January 28, 2009, the Bank executed a $4,500,000 loan agreement with one of the partnerships.  The loan was amended on November 16, 2009 to increase the note amount to $5,000,000.  The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013.  At December 31, 2012, the loan was paid in full.  The Bank earned approximately $55,000 and $111,000 in interest income for the three and six-months ended December 31, 2012, respectively, on the loan.

On December 31, 2012, the Bank executed a new $5,000,000 loan agreement with one of the partnerships with a maturity date of December 31, 2015.  At December 31, 2013, the outstanding balance was $2,688,000.  The loan bears interest at a rate of 4.25% per annum and interest is due monthly. The Bank earned approximately $31,000 and $56,000 in interest income for the three and six-months ended December 31, 2013, respectively, on this loan.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund and to date, has contributed $330,000 in the fund, including pursuant to a capital call on November 12, 2013 that resulted in the Bank investing $150,000.  For the three-months ended December 31, 2013, no amounts were recorded to reflect a change in market value.  For the six-months ended December 31, 2013, the Bank recorded net losses of $50,000.  There were no net gains or losses recorded by the Bank for the three and six-months ended December 31, 2012.  The recorded investment in this fund was $162,000 and $62,000 at December 31, 2013 and June 30, 2013, respectively.

The Company’s investments in and the Bank’s loans to these funds are subject to the Volcker Rule provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final provisions of the Volcker Rule were issued in December 2013, with an effective date of April 1, 2014 and a compliance date of July 21, 2015.  Based on management’s interpretation of the final provisions of the rule, the Bank’s investments would be excluded from the definition of a “covered” fund as these investments would meet the definition of “public welfare investment” funds that are “designed primarily to promote the public welfare.” Currently, the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA. One of these investments also meets the definition of a small business investment company.  According to the rule, the Company’s ownership interest in any “covered” fund would be limited to 3% of the total ownership of the fund.   The provisions of the rule would also limit the aggregate ownership of all investments in “covered” funds to 3% of Tier 1 capital of the bank holding company.  After the compliance date of July 21, 2015, the Company can request an additional two year extension from the FRB to divest “covered” fund investments to the allowable ownership levels.  Currently, the Company’s ownership percentages in the limited partnership venture capital fund, one of the limited partnership equity funds and the private investment fund are greater than 3% of the total ownership of the fund.  The aggregate ownership of all investments is less than 3% of Tier 1 capital of the bank holding company.  Management continues to study the final Volcker Rule to ensure that the Company will be in compliance prior to the compliance date of July 21, 2015.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of December  31, 2013 and June 30, 2013 (dollars in thousands):

	December 31, 2013			June 30, 2013
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial
borrowers	11	$ 5,703	$ 4,336	17	$ 10,639	$ 9,072

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition.  See additional discussion in  “Loans and Allowance for Probable Loan Losses” for information related to the loans modified in TDRs.

REO AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition.  For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount.  In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date.  There were no  subsequent write-downs required to reflect current fair value for the three-months ended December 31, 2013 and $201,000 for the six-months ended December 31, 2013 and $367,000 and $926,000 of subsequent write-downs were required for the three and six-months ended December 31, 2012, respectively.

SERVICING ASSETS

During fiscal 2014 and 2013, the Bank sold $3,151,000 of SBA loans resulting in a gain of $264,000 and $17,664,000 of SBA loans resulting in a gain of $2,253,000, respectively.  In addition, during the three-months ended December 31, 2013, the Bank, in connection with the fiscal 2014 sales, recorded a servicing asset of $70,000.  At December 31, 2013 and June 30, 2013, the servicing assets had a value of $436,000 and $412,000, respectively.  The Bank accounts for its servicing rights in accordance with ASC 860-50,“Servicing Assets and Liabilities,” at amortized cost.   The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets.   Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment.  The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value.  For the six-months ended December 31, 2013, the Bank recorded impairment charges for these servicing assets of $33,000.  There were no impairment charges for the three-months ended December 31, 2013 or the three and six-months ended December 31, 2012.  Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.  See “Note 1(x). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statement in the Fiscal 2013 Form 10-K and “Fair Value Financial Instruments”.  Servicing rights are amortized in proportion to and over the period of the related net servicing income.

INTEREST RATE SWAPS

The Company’s interest rate swap policies are discussed in “Note 1(m). Interest Rate Swaps in Cash Flow Hedging Relationships” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

In fiscal 2013 and the first half of fiscal 2014,  the Bank entered into forward-start interest rate swaps to mitigate risk from its exposure to variability in interest payments on the Bank’s variable rate deposits.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements and are designated as cash flow hedges.  As of December  31, 2013 and June 30, 2013, the notional amount of interest rate swap agreements designated as cash flow hedging instruments was $140,000,000 with a net fair value of $1,856,000, and $100,000,000 with a net fair value of $1,789,000, respectively, included in other assets and other liabilities, on the Consolidated Statements of Financial Condition.  During the three-months ended December 31, 2013, the Bank recognized net gains of $349,000 in other revenue as a result of cash flow hedging ineffectiveness on the Consolidated Statements of Comprehensive (Loss) Income.

In addition, interest rate swaps are used by the Bank to manage interest rate risk on certain fixed rate loans funded with variable rate deposits which exposes the Bank to potential variability in its net interest margin.  These fixed rate loans include terms matching the interest rate swaps and are recorded at fair value under the fair value option election.  See discussion in “Loans and Allowance for Probable Loan Losses” for information regarding these loans valued at fair value.  As of December 31, 2013 and June 30, 2013, the notional amount of interest rate swaps outstanding related to fixed rate loan transactions was $35,300,000 with a net fair value of $317,000, and $13,902,000 with a fair value of $145,000, respectively, included in other assets and other liabilities on the Consolidated Statements of Financial Condition.  During the three-months ended December 31, 2013, the Bank paid its counterparty $12,000 to terminate one interest rate swap.

For the three and six-months ended December 31, 2013, net gains recognized in other revenue on the Consolidated Statements of Comprehensive (Loss) Income as a result of changes in fair value of the interest rate swaps, not designated as cash flow hedges, were $351,000 and $160,000, respectively.  As the Bank did not invest in interest rate swaps at December 31, 2012, there were no gains or losses recognized for the three and six-months ended December 31, 2012.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $425,000,000.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities.  These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit.  These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.07% at December  31, 2013 and 0.07% at June 30, 2013). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below.  At December  31, 2013, the amount outstanding under these secured arrangements was $75,000,000, which was collateralized by securities held for firm accounts valued at $126,783,000.  At June 30, 2013, the amount outstanding under these secured arrangements was $86,500,000, which was collateralized by securities held for firm accounts valued at $120,568,000.

At December  31, 2013 and June 30, 2013, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.  This credit arrangement is provided on an “as offered” basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.  At December  31, 2013 and June 30, 2013, there were no amounts outstanding on this line.  At December  31, 2013 and June 30, 2013, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility.  The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.  The agreement was renewed on January 23, 2014 and has the same terms as the initial agreement.  As of December  31, 2013, there were no outstanding amounts under the committed revolving credit facility and as of June 30, 2013, there was $45,000,000 outstanding.  The secured borrowing was collateralized by securities with a value of $68,605,000 at June 30, 2013.

Letters of credit

At both December  31, 2013 and June 30, 2013, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  At December  31, 2013 and June 30, 2013, the maximum amount available under this letter of credit agreement was $75,000,000.  At December  31, 2013, the Company had no outstanding, undrawn letters of credit.  At June 30, 2013, the Company had outstanding, undrawn letters of credit of $50,000,000, bearing interest at a rate of 0.5% per annum.  Since there is no outstanding balance on the letters of credit, there is no collateral pledged at December 31, 2013.  The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $71,035,000 at June 30, 2013.

The Company also pledges customer securities to the Option Clearing Corporation to support open customer positions.  At December 31, 2013, the Company had pledged $86,418,000 to support these open customer positions.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities.  At December  31, 2013, approximately $342,160,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $21,912,000 under securities loan agreements.  At June 30, 2013, approximately $329,013,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $18,408,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points.  At December  31, 2013 and June 30, 2013, the total amount available under this line was $36,627,000 and $28,267,000, respectively.  There was no amount outstanding at December  31, 2013 and June 30, 2013.

DEPOSITS

The Bank’s deposits at December  31, 2013 and June 30, 2013 consisted of the following (dollars in thousands):

	December 31, 2013		June 30, 2013
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$ 56,665	5.7%	$ 55,221	5.5%
Interest bearing demand accounts	8,652	0.9	7,723	0.8
Savings accounts	881,970	88.6	883,229	88.9
Limited access money market accounts	19,433	2.0	17,212	1.7
Certificates of deposit, less than $100,000	16,617	1.7	17,829	1.8
Certificates of deposit, $100,000 and greater	11,428	1.1	12,505	1.3
	$ 994,765	100.0%	$ 993,719	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.04% at both December  31, 2013 and June 30, 2013, respectively.

At December  31, 2013, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$ 12,284	$ 3,382	$ 410	$ 185	$ 356	$ 16,617
Certificates of deposit, $100,000 and greater	7,862	2,680	683	203	-	11,428
	$ 20,146	$ 6,062	$ 1,093	$ 388	$ 356	$ 28,045

The Bank is funded primarily by core deposits, with interest- bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At December  31, 2013 and June 30, 2013, advances from the FHLB were due as follows (in thousands):

	December 31, 2013	June 30, 2013
Maturity:
Due in one year	$ 14,344	$ 15,486
Due in two years	3,732	1,859
Due in five years	50,986	48,956
Due in seven years	14,856	12,809
Due in ten years	4,822	8,424
Due in twenty years	9,620	10,163
	98,360	97,697
Restructuring prepayment penalty	(109)	(132)
	$ 98,251	$ 97,565

The advances from the FHLB had interest rates ranging from less than 1% to 6% and were collateralized by approximately $191,000,000 in qualifying loans at December  31, 2013 (calculated at September  30, 2013).  The weighted average interest rate was 2.6% at December  31, 2013.  At June 30, 2013 (calculated at March 31, 2013), the advances from the FHLB had interest rates from less than 1% to 6% and were collateralized by approximately $181,000,000 in qualifying loans.  The weighted average interest rate was 2.7% at June 30, 2013.

During the second quarter of fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances.  Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances.  Amortization expense for the three and six-months ended December 31, 2013 was $11,000 and $23,000.  Amortization expense for the three and six-months ended December 31, 2012 was $11,000.

At December  31, 2013, the Bank had net borrowing capacity with the FHLB of $92,568,000.

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

On July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the Credit Agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock).  These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock for each investor as of December  31, 2013 (assuming that the warrants are exercised in full).

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants.  No shares of Series A Preferred Stock are issued or outstanding at December  31, 2013 and June 30, 2013. For additional discussion concerning the Series A Preferred Stock see the discussion in “Preferred Stock.”

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value.  Initial and subsequent valuations of the warrants use a binomial valuation model.  At initial valuation, July 29, 2011, the closing stock price was $5.45 per share yielding a fair value of $24,136,000.  At December  31, 2013 and June 30, 2013,  the closing stock prices used in the binomial valuation model were $6.08 and $5.45, respectively, and the warrants were valued at $24,288,000 and $24,197,000, respectively. The change in fair value for the three and six-months ended December 31, 2013 of $2,058,000 and $91,000, respectively, was reflected as an unrealized loss on warrants valuation on the Consolidated Statements of Comprehensive (Loss) Income.  The change in fair value for the three and six-months ended December 31, 2012 of $11,761,000 and $3,576,000, respectively, was reflected as an unrealized gain on warrants valuation on the Consolidated Statements of Comprehensive (Loss) Income.  The warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%.  At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method.  For the three and six-months ended December 31, 2013, the Company recorded $1,145,000 and $2,248,000, respectively, in accretion expense on the discount.  In comparison, for the three and six-months ended December 31, 2012, the Company recorded $987,000 and $1,939,000, respectively, in accretion expense on the discount.  The resulting long-term debt balance at December 31, 2013 and June 30, 2013 was $85,350,000 and $83,102,000, respectively.  For both the three and six-months ended December 31, 2013 and December 31, 2012, the cash portion of the interest expense paid on the loan to Hilltop and Oak Hill was $2,000,000 and $4,000,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on a straight-line method, which approximates the effective interest method, over the term of the loan.  For both the three and six-months ended December 31, 2013 and December 31, 2012,  interest expense charged to operations was $123,000 and $246,000, respectively.

The Company recorded total interest expense for this obligation for the three and six-months ended December 31, 2013 on the Consolidated Statements of Comprehensive (Loss) Income of $3,268,000 and $6,494,000, respectively, while total interest expense for this obligation for the three and six-months ended December 31, 2012 was $3,110,000 and $6,185,000, respectively.

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

The Company was in compliance with the financial covenants under the Credit Agreement as of December 31, 2013.  Should the Company determine it needs additional debt at SWS Group, the Company would require regulatory approval and approval from Hilltop and Oak Hill.

INCOME TAXES

Income tax (benefit) expense for the three and six-months ended December 31, 2013 and December 31, 2012 (effective rate of

-30.8% and 33.6% in the three-month periods ended December 31, 2013 and 2012,  respectively, and -39.3% and 28.2% in the six-months ended December 31, 2013 and 2012, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2014 and 2013) to income (loss) before income tax (benefit) expense and is comprised of the following (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Income tax expense at the statutory rate	$ 444	$ 5,463	$ 499	$ 2,302
Tax exempt interest	(195)	(258)	(466)	(504)
Tax exempt income from company-owned
life insurance ("COLI")	(233)	99	(533)	(107)
State income taxes, net of federal tax benefit	(132)	(370)	(12)	(349)
Non-deductible meals and entertainment	35	42	65	79
Non-deductible compensation	57	266	46	516
Valuation allowance	(367)	-	(156)	-
Other, net	-	(1)	(2)	(84)
	$ (391)	$ 5,241	$ (559)	$ 1,853

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December  31, 2013 and June 30, 2013 are presented below (in thousands):

	December 31, 2013	June 30, 2013
Deferred tax assets:
Employee compensation plans	$ 9,695	$ 11,378
Net operating loss carryforward	11,440	10,507
Allowance for probable loan losses	3,151	3,400
Securities available for sale	5,703	3,589
Bad debt reserve	2,103	2,177
Deferred rent	1,919	1,631
State taxes	909	909
Investment in unconsolidated ventures	643	909
Deferred income on loans	693	810
REO	287	139
Long-term debt	177	-
Other	1,105	513
Gross deferred tax assets	37,825	35,962
Valuation allowance	(30,648)	(30,870)
Net deferred tax assets	7,177	5,092

Deferred tax liabilities:
Interest rate swaps in cash flow hedging relationships	$ (528)	$ (626)
Fixed assets, net	(448)	(426)
Investment in unconsolidated ventures	-	(120)
Long-term debt	-	(82)
Other	(498)	(249)
Total gross deferred tax liabilities	(1,474)	(1,503)
Net deferred tax assets – included in other assets on the
Consolidated Statements of Financial Condition	$ 5,703	$ 3,589

At June 30, 2013, the Company established an allowance for deferred tax assets associated with all of its deferred tax assets, except for the Bank’s securities available for sale.  Based on activity in the current period, the allowance decreased $222,000 from June 30, 2013 to December 31, 2013.  Despite the valuation allowance, these assets remain available to offset future taxable income.

Management did not establish a valuation allowance for the deferred tax asset generated on the Bank’s unrealized losses of its securities available for sale of $5,703,000, because the Bank currently has the intent and ability to hold these securities until they recover in value.  We intend to maintain a valuation allowance with respect to our deferred tax assets, other than the Bank’s securities available for sale, until sufficient positive evidence exists to support its reduction or reversal.

The Company had a deferred tax asset for net operating losses for federal income tax purposes of approximately $11,440,000 and $10,507,000 at December  31, 2013 and June 30, 2013, respectively.  In order to utilize the operating loss carryforwards, the Company must generate sufficient taxable income within the applicable carryforward period.  If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

At December 31, 2013, the Company had approximately $135,000 of unrecognized tax benefits.  The Company’s net liability for unrecognized tax benefits decreased $160,000 from June 30, 2013 to December 31, 2013 primarily due to the reversal of positions from the completion of tax audits and expirations of statutes of limitations.  While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $27,000 and $9,000, net of federal expense and benefit, respectively, as of December 31, 2013 and June 30, 2013, respectively.  For the three and six-months ended December  31, 2013, the Company recognized approximately $(22,000) and $18,000, net of federal (benefit) expense, respectively, in interest and penalties in income tax expense, while for the three and six-months ended December 31, 2012, the Company recognized approximately $216,000 and $195,000, net of federal benefit, respectively, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $108,000 and $286,000 as of December  31, 2013 and June 30, 2013, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2010.  The examination of the Company’s federal tax returns for 2008 through 2011 has concluded with no material adjustments.  The Joint Committee completed its review with no exceptions, thereby concluding the matter.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.  At December 31, 2013 and June 30, 2013, the net capital position of Southwest Securities was as follows (in thousands):

	December 31, 2013	June 30, 2013

Net capital	$ 153,885	$ 141,112
Less: required net capital	6,574	6,843
Excess net capital	$ 147,311	$ 134,269
Net capital as a percent of aggregate debit items	46.8%	41.2%
Net capital in excess of 5% aggregate debit items	$ 137,451	$ 124,005

At December 31, 2013 and June 30, 2013, the net capital position of SWS Financial was as follows (in thousands):

	December 31, 2013	June 30, 2013

Net capital	$ 316	$ 713
Less: required net capital	250	250
Excess net capital	$ 66	$ 463

For more information, see the discussion in “Note 18. Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Banking.  The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined).  Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.    At December  31, 2013, the Bank was deemed to be well capitalized.

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

The Bank’s capital amounts and ratios at December  31, 2013 and June 30, 2013 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital	$ 183,794	27.4%	$ 53,603	8.0%	$ 67,004	10.0%
Tier I risk-based capital	175,405	26.2	26,802	4.0	40,203	6.0
Tier I (core) capital	175,405	13.8	50,961	4.0	63,702	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total risk-based capital	$ 181,909	24.9%	$ 58,465	8.0%	$ 73,081	10.0%
Tier I risk-based capital	172,734	23.6	29,233	4.0	43,849	6.0
Tier I (core) capital	172,734	13.5	51,081	4.0	63,851	5.0

EMPLOYEE BENEFITS

Restricted Stock Plan.    During the first six-months of fiscal 2014, the Board of Directors approved grants to various officers and employees totaling 199,891 shares of restricted stock with a weighted average market value of $5.64 per share.  During the first six-months of fiscal 2013, the Board of Directors approved grants to various officers and employees totaling 65,079 shares of restricted stock with a weighted average market value of $4.84 per share.  As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $1,443,000.  For the three and six-months ended December 31, 2013 SWS recognized compensation expense related to restricted stock grants of approximately $274,000 and $380,000, respectively.  For the three and six-months ended December 31, 2012, SWS recognized compensation expense related to restricted stock grants of approximately $266,000 and $608,000, respectively.

Upon vesting of the shares granted under the Company’s restricted stock plans, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting.

During the six-months ended December 31, 2013, the Company repurchased 1,094 shares of common stock with a market value of approximately $6,100, at an average price of $5.55 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.  During the six-months ended December 31, 2012, the Company repurchased 4,647 shares of common stock with a market value of approximately $27,000 or an average price of $5.78 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.

At December  31, 2013, the total number of shares outstanding under the Restricted Stock Plan was 417,137 and the total number of shares available for future issuance was 2,383,016.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors.  Prior to February 28, 2013, SWS was authorized to repurchase 500,000 shares of common stock from time to time in the open market.  During fiscal year 2013, SWS Group did not repurchase any shares of common stock under this plan.  As of December  31, 2013, the Company was not authorized to repurchase shares of common stock under a repurchase plan and did not intend to repurchase any shares of common stock.  Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS.  The plan purchased 50,000 shares during the six-months ended December 31, 2013 at a cost of $288,000, or $5.76 per share.  The plan purchased 20,675 shares during the six-months ended December 31, 2012 at a cost of $121,000, or $5.86 per share.  During the six-months ended December 31, 2013 and December 31, 2012, 31,532 and 18,068 shares, respectively, were sold or distributed pursuant to the plan.

PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share.  The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at December  31, 2013 and June 30, 2013.  If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding.  The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three and six-months ended December  31, 2013 and 2012, the components of interest income and expense were as follows (in thousands):

	For the Three-Months Ended		For the Six-Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Interest income:
Customer margin accounts	$ 2,255	$ 2,139	$ 4,498	$ 4,279
Assets segregated for regulatory purposes	33	32	65	60
Stock borrowed	8,764	6,752	16,743	16,746
Loans	6,757	10,307	13,768	21,114
Bank investments	2,855	1,576	5,412	3,233
Other	1,390	2,465	2,742	4,464
	$ 22,054	$ 23,271	$ 43,228	$ 49,896

Interest expense:
Customer funds on deposit	$ 29	$ 58	$ 67	$ 113
Stock loaned	6,553	4,775	12,755	12,283
Deposits	91	123	185	270
Federal Home Loan Bank	649	683	1,317	1,433
Long-term debt	3,268	3,110	6,494	6,185
Other	859	963	1,679	1,743
	11,449	9,712	22,497	22,027
Total net interest revenue	$ 10,605	$ 13,559	$ 20,731	$ 27,869

EARNINGS PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for the three and six-months ended December 31, 2013 and 2012 (in thousands, except share and per share amounts):

	Three-Months Ended		Six-Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net income	$ 1,660	$ 10,369	$ 1,983	$ 4,725
Interest expense on long-term debt	-	2,022	-	4,020
Unrealized gain on warrant valuation	-	(7,645)	-	(2,324)
Adjusted net income	$ 1,660	$ 4,746	$ 1,983	$ 6,421

Weighted average shares outstanding – basic	32,955,629	32,827,652	32,943,875	32,813,910
Effect of dilutive securities	-	17,391,304	-	17,391,304
Weighted average shares outstanding – diluted	32,955,629	50,218,956	32,943,875	50,205,214

Earnings per share – basic
Net income	$ 0.05	$ 0.32	$ 0.06	$ 0.14

Earnings per share – diluted
Net income	$ 0.05	$ 0.09	$ 0.06	$ 0.13

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

For the three and six-months ended December 31, 2013, the warrants to acquire 17,391,304 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

The Company did not declare a dividend during the six-months ended December 31, 2013 and 2012.

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

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 31, 2013 and  2012:

	UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three-months ended
December 31, 2013

Operating revenue	$ 3,752	$ 27,159	$ 24,690	$ 1,592	$ 688	$ 57,881
Net intersegment revenues	(180)	180	(11)	828	(817)	-
Net interest revenue	1,549	912	2,575	8,872	(3,303)	10,605
Net revenues	5,301	28,071	27,265	10,464	(2,615)	68,486
Non-interest expenses	3,962	25,068	21,316	5,140	9,673	65,159
Other losses	-	-	-	-	(2,058)	(2,058)
Depreciation and amortization	5	231	78	373	676	1,363
Net income (loss) before taxes	1,339	3,003	5,949	5,324	(14,346)	1,269

Three-months ended
December 31, 2012

Operating revenue	$ 3,233	$ 25,284	$ 29,368	$ 694	$ 3,207	$ 61,786
Net intersegment revenues	(166)	145	(170)	865	(674)	-
Net interest revenue	1,488	840	3,190	11,077	(3,036)	13,559
Net revenues	4,721	26,124	32,558	11,771	171	75,345
Non-interest expenses	4,836	25,596	23,219	8,799	9,046	71,496
Other gains	-	-	-	-	11,761	11,761
Depreciation and amortization	17	219	108	435	570	1,349
Net income (loss) before taxes	(115)	528	9,339	2,972	2,886	15,610

	UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
Six-months ended
December 31, 2013

Operating revenue	$ 7,007	$ 55,942	$ 50,622	$ 1,873	$ 1,306	$ 116,750
Net intersegment revenues	(359)	359	(11)	1,680	(1,669)	-
Net interest revenue	2,968	1,967	4,646	17,678	(6,528)	20,731
Net revenues	9,975	57,909	55,268	19,551	(5,222)	137,481
Non-interest expenses	8,863	52,655	43,114	13,032	18,302	135,966
Other losses	-	-	-	-	(91)	(91)
Depreciation and amortization	11	452	163	784	1,311	2,721
Net income (loss) before taxes	1,112	5,254	12,154	6,519	(23,615)	1,424
Assets (*)	254,852	224,261	2,064,521	1,264,071	40,050	3,847,755

Six-months ended
December 31, 2012

Operating revenue	$ 6,496	$ 52,481	$ 59,080	$ 760	$ 2,768	$ 121,585
Net intersegment revenues	(353)	348	(59)	1,761	(1,697)	-
Net interest revenue	3,183	1,709	6,373	22,644	(6,040)	27,869
Net revenues	9,679	54,190	65,453	23,404	(3,272)	149,454
Non-interest expenses	9,599	53,343	46,189	19,151	18,170	146,452
Other gains	-	-	-	-	3,576	3,576
Depreciation and amortization	34	438	209	866	1,194	2,741
Net income (loss) before taxes	80	847	19,264	4,253	(17,866)	6,578
Assets (*)	312,038	229,419	1,511,605	1,285,053	65,265	3,403,380

 (*)  Assets are reconciled to total assets as presented in the December  31, 2013 and 2012 Consolidated Statements of Financial Condition as follows (in thousands):

	December 31, 2013	December 31, 2012
Amount as presented above	$ 3,847,755	$ 3,403,380
Reconciling items:
Unallocated assets:
Cash	19,473	24,302
Receivables from brokers, dealers and clearing
organizations	22,109	45,078
Receivable from clients, net of allowances	22,173	24,943
Other assets	29,136	19,353
Unallocated eliminations	(9,984)	(3,003)
Total assets	$ 3,930,662	$ 3,514,053

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

The lawsuits are in the discovery stage and the ultimate amount of liability associated with them cannot currently be determined.  However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred.  At December  31, 2013 and June 30, 2013, the Company had a recorded liability of approximately $1,000,000 related to this matter.

Contingency.  In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the Internal Revenue Service (“IRS”) for the tax period ended December 31, 2005.  The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000.  The Company would be responsible for approximately $1,870,000 of the proposed assessment including penalties based on its partnership interest.  Interest is also accruing on this proposed assessment.  As of December 31, 2013, the Company has not accrued an amount on the financial statements due to the uncertainty regarding the proposed assessment.  The matter relates to certain transactions that occurred during 2005 concerning one of the limited partnership venture capital fund’s subsidiaries.  The limited partnership venture capital fund engaged tax counsel and filed a Letter of Protest with the IRS in April 2011.  Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Venture Capital Fund. The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds.  These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement.  Also,  in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund.  As of December  31, 2013, $330,000 in contributions have been made by the Bank to this fund.  The commitment in the private investment fund expires in fiscal 2022 with the possibility of two one-year extensions.

Underwriting.    Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price.  Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.  At December  31, 2013, the Company had $368,000 of potential liabilities due under outstanding underwriting arrangements.

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

As of December  31, 2013, the Bank had issued stand-by letters of credit in the amount of $137,000.  The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien.  The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower.  At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit.  As of December  31, 2013, the Bank had commitments of $53,313,000 relating to revolving lines of credit and unfunded commitments.  In addition, as of December  31, 2013, the Bank had approved unfunded new loans in the amount of $18,495,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements.  The Bank evaluates the customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.  The Bank did not incur any significant losses on its commitments in the first six-months of fiscal 2014.  In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at December  31, 2013.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank.  These funds are FDIC insured up to $250,000.  The funds are considered core deposits and are the primary funding source for the Bank.  The Bank’s total core deposits were $994,968,000 and $993,871,000 at December  31, 2013 and June 30, 2013, respectively.  At December  31, 2013 and June 30, 2013, clients of Southwest Securities had invested $876,537,000 and $878,434,000, respectively, in Bank Insured Deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in “Note 1(x). Fair Value of Financial Instruments”  in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Loans measured at fair value,” “Securities owned, at fair value,” “Securities available for sale,” “Interest Rate Swaps”, “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at December 31, 2013 and June 30, 2013.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ -	$ 35,333	$ 35,333
	$ -	$ -	$ 35,333	$ 35,333

Securities owned, at fair value
Corporate equity securities	$ 700	$ -	$ 500	$ 1,200
Municipal obligations	-	56,182	-	56,182
U.S. government and government agency obligations	11,246	62,637	-	73,883
Corporate obligations	-	82,816	80	82,896
Other	982	21,059	-	22,041
	$ 12,928	$ 222,694	$ 580	$ 236,202

Securities available for sale
Westwood common stock	$ 137	$ -	$ -	$ 137
U.S. government and government agency obligations	-	536,243	-	536,243
Municipal obligations	-	43,911	-	43,911
	$ 137	$ 580,154	$ -	$ 580,291

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 2,173	$ -	$ 2,173
	$ -	$ 2,173	$ -	$ 2,173

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$ 39,861	$ 36,874	$ -	$ 76,735
Corporate obligations	-	78,368	-	78,368
	$ 39,861	$ 115,242	$ -	$ 155,103

Warrants
Warrants	$ -	$ -	$ 24,288	$ 24,288
	$ -	$ -	$ 24,288	$ 24,288

Net assets (liabilities)	$ (26,796)	$ 689,779	$ 11,625	$ 674,608

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ 13,757	$ -	$ 13,757
	$ -	$ 13,757	$ -	$ 13,757

Securities owned, at fair value
Corporate equity securities	$ 895	$ -	$ 625	$ 1,520
Municipal obligations	-	30,116	-	30,116
U.S. government and government agency obligations	3,300	38,229	-	41,529
Corporate obligations	-	127,779	120	127,899
Other	692	7,877	-	8,569
	$ 4,887	$ 204,001	$ 745	$ 209,633

Securities available for sale
Westwood common stock	$ 146	$ -	$ -	$ 146
U.S. government and government agency obligations	-	474,906	-	474,906
Municipal obligations	-	28,224	-	28,224
	$ 146	$ 503,130	$ -	$ 503,276

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 1,934	$ -	$ 1,934
	$ -	$ 1,934	$ -	$ 1,934

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 10	$ -	$ 10
U.S. government and government agency obligations	45,415	8,671	-	54,086
Corporate obligations	-	80,639	-	80,639
	$ 45,415	$ 89,320	$ -	$ 134,735

Warrants
Warrants	$ -	$ -	$ 24,197	$ 24,197
	$ -	$ -	$ 24,197	$ 24,197

Net assets (liabilities)	$ (40,382)	$ 633,502	$ (23,452)	$ 569,668

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Loans	Corporate Equity Securities	Corporate Obligations	Warrants	Total
Ending balance at June 30, 2013	$ -	$ 625	$ 120	$ (24,197)	$ (23,452)
Redemption/sale of security		(50)	-	-	(50)
Unrealized loss		-	(32)	-	(32)
Decrease in warrants valuation
(unrealized gain)		-	-	1,967	1,967
Ending balance at September 30, 2013	$ -	$ 575	$ 88	$ (22,230)	$ (21,567)
Redemption/sale of security		(75)			(75)
Unrealized loss	-	-	(8)	-	(8)
Transfers from Level 2 to Level 3	35,333	-	-	-	35,333
Increase in warrants valuation
(unrealized loss)	-	-	-	(2,058)	(2,058)
Ending balance at December 31, 2013	$ 35,333	$ 500	$ 80	$ (24,288)	$ 11,625

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.  During the three and six-months ended December 31, 2013, the Company transferred the loans measured at fair value from level 2 to level 3 due to a lack of observable data to support a level 2 valuation.

Changes in unrealized gains (losses) and realized gains (losses) for corporate obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive (Loss) Income.  Changes in unrealized gain (loss) for the warrants are presented in unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive (Loss) Income.    The total realized loss included in earnings related to assets and liabilities still held for the three and six-months ended December 31, 2012 was $702,000.   The total unrealized loss included in earnings related to assets and liabilities still held for the three and six-months ended December 31, 2013 was $2,066,000 and $2,098,000, respectively.  The total unrealized gains included in earnings related to assets and liabilities still held for the three and six-months ended December 31, 2013 was $4,000 and $2,162,000, respectively. In comparison, the total unrealized gain included in earnings related to assets and liabilities still held for the three and six-months ended December 31, 2012 was $11,761,000 and $3,576,000, respectively.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of December  31, 2013 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted-Average)

Loans measured at fair value
Loans measured at fair value	$ 35,333	Discounted cash flow	Discount Rate	4.35%- 5.37% ( 4.77% )

Securities owned, at fair value
Corporate equity securities- auction rate preferred	500	Analysis of comparable securities	N/A	N/A

Corporate obligations	80	Discounted cash flow	N/A	N/A
Warrants
Warrants	24,288	Binomial Model	Derived Volatility	46% - 52% (46%)

The loans are independently valued quarterly using a discounted cash flow model which factors in the relevant contractual loan terms and then present valued back to a market-based discount rate.  The market based discount rate is based on how the subject loans would be priced as of the valuation date and therefore include normal credit loss expectations, given the underlying underwriting standards including loan to value ratio and debt coverage ratios for the subject portfolio.  The rate at which the loans are discounted is based upon London Interbank Offered Rate (LIBOR) Bank preferential return and terms of the loan.

At December  31, 2013, the Company held 20 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $500,000.  Since June 2010, the Company has held up to $1,800,000 in Level 3 auction rate preferred securities, of which $1,375,000 have been redeemed at par.  The remaining $500,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par.  While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted.  To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds $3,505,000 of corporate obligation bonds currently valued at $80,000.  The corporate bonds are valued using a discounted cash flow model with observable market data, however, due to the distressed nature of these bonds, the Company has determined that these bonds should be valued at Level 3.

The warrants issued to Hilltop and Oak  Hill are valued quarterly using a binomial model that considers the following variables: price and volatility of the Company’s stock, treasury yield, annual dividend and the remaining life of the warrants.  The derived volatility estimate considers both the historical and implied forward volatility of the Company’s common stock.  The primary drivers of the value of the warrants are the price and volatility of the Company’s common stock.  As the volatility and/or stock price increase, the value of the warrants increase as well.  The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements.  In addition, the warrants will lose time value as they near their contractual expiration date.

Non-Recurring Fair Value Measurements.

Certain financial and non-financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied.

The following table summarizes by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at December  31, 2013 and June 30, 2013 (in thousands):

December 2013	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 11,288	$ 11,288
REO	-	-	7,355	7,355
Impaired servicing assets	-	-	436	436
	$ -	$ -	$ 19,079	$ 19,079

June 2013
Impaired loans (1)	$ -	$ -	$ 20,086	$ 20,086
REO	-	-	10,165	10,165
	$ -	$ -	$ 30,251	$ 30,251

_____________

 (1)   Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the six-months ended December  31, 2013 and the year ended June 30, 2013, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $134,000 and $3,718,000, respectively.  For the six-months ended December 31, 2013 and the year ended June 30, 2013, adjustments to the fair value of REO property held at December 31, 2013 and June 30, 2013, respectively, resulted in a charge to earnings as a write-down of REOs of $199,000 and $1,396,000, respectively.  For the six-months ended December 31, 2013, adjustments to the fair value of servicing assets resulted in a charge to earnings as an impairment for servicing assets of $33,000.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of ASC 820  “Fair Value Measurements and Disclosures” are discussed in “Note 1(x). Fair Value of Financial Instruments – Other Fair Value Disclosures”  in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K. The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at December  31, 2013 and June 30, 2013 were as follows (in thousands):

		December 31, 2013		June 30, 2013
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$ 121,130	$ 121,130	$ 111,046	$ 111,046
Restricted cash and cash equivalents	1	30,049	30,049	30,047	30,047

Securities held to maturity:
GNMA securities	2	14,595	14,982	17,423	17,965
Loans, net:
Purchase mortgage loans held for investment	3	89,583	89,430	174,037	173,738
Other loans held for investment	3	403,301	446,568	420,789	437,916
Servicing assets	3	436	436	412	414

Financial liabilities:
Short-Term Borrowings	1	75,000	75,000	131,500	131,500
Deposits:
Deposits with no stated maturity	2	966,720	962,054	963,385	959,578
Time deposits	2	28,045	28,331	30,334	30,736
Advances from FHLB	2	98,251	99,621	97,565	100,408
Long-term debt	3	85,350	95,817	83,102	86,822

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“SWS Group”) (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking.  For the six-months ended December  31, 2013, 87% of our total revenues were generated by our full-service brokerage business and 13% of our total revenues were generated by our commercial banking business.  While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed.  Consequently, net operating results can vary significantly from period to period.

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

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products.  The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions.  Our equity trading department focuses on executing equity and option orders on an agency basis for clients.  We also have a portfolio trading group that executes large institutional portfolio trades.

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
•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the outstanding common stock of the company for each investor (assuming the warrants are exercised in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors (“BOD”) for so long as each owns 9.9% or more of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock.  Mr. Gerald J. Ford and Mr. J. Taylor Crandall have been appointed and elected as directors of SWS Group on behalf of Hilltop and Oak Hill, respectively, pursuant to this right.

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

The funds advanced pursuant to the Credit Agreement with Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash.  We are required to keep these funds in a restricted account until our BOD, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries.  Upon the approval of the BOD, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in the second quarter of fiscal 2012, loaned $20.0 million to Southwest Securities in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20.0 million loan from SWS Group to Southwest Securities was repaid and the company’s BOD, Hilltop and Oak Hill approved, and SWS Group contributed, $20.0 million of cash as a capital contribution to Southwest Securities.  At December 31, 2013, the remaining $30.0 million was being held in a restricted account at SWS Group to be used for general corporate purposes, subject to the approval of the BOD, Hilltop and Oak Hill.  On January 8, 2014, the remaining $30.0 million was loaned to Southwest Securities to use in general operations upon approval by the BOD, Hilltop and Oak Hill which reduced Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.

On January 9, 2014, we received an unsolicited acquisition proposal from Hilltop to acquire all of the outstanding shares of SWS Group common stock that Hilltop does not already own for $7.00 per share, with the consideration to be paid 50% in cash and 50% in Hilltop common stock.  On February 3, 2014, we announced that our BOD formed a Special Committee, comprised of independent directors not affiliated with Hilltop or Oak Hill, to, among other things, carefully evaluate Hilltop’s unsolicited proposal and make a recommendation to our BOD.  There can be no assurance that a transaction with Hilltop or any other party will be approved or consummated.

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

As of December 31, 2013, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 26.5%, the Standard & Poor’s 500 Index (“S&P 500”) up 29.6% and the NASDAQ Composite Index (“NASDAQ”) up 38.32%.  The DJIA closed at 16,576.66 on December 31, 2013 up from 13,104.14 and 14,909.60 on December 31, 2012 and June 30, 2013, respectively.  While the indices showed improvement and reached record closing prices that have not been reached since 2008, the average daily trading volume on the NYSE decreased 9% as compared to the same period of our prior fiscal year.  The continued uncertainty in the economic environment, with the federal government shutdown in October 2013 and the required implementation by businesses and individuals of the Affordable Care Act, continued low levels of workforce participation and high unemployment rates, contributed to volatility during the first six months of fiscal 2014.  For our clearing, retail, and institutional segments, in particular our institutional segment, the uncertainty about the Federal Reserve’s plans for monetary easing has added to the volatility in interest rates and fixed income inventory valuations.  For our banking segment, this uncertainty creates issues in its approach and timing of mitigation of interest rate risk in a rising interest rate environment.

Continued economic and regulatory uncertainty also created a challenging operating environment for us during the three and six-months ended December 31, 2013.  The national unemployment rate, which was approximately 6.7% at the end of December  2013, was down from a high of 10.0% at the end of December 2009, and 7.6% at the end of June 2013, but remains at historically high levels.  The Board of Governors of the Federal Reserve System (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2013 that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

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

Regulatory Environment

The SEC recently adopted amendments, most of which were effective October 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules and the notification rules applicable to our broker/dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker/dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker/dealer subsidiaries.

The final provisions of the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) were issued December 10, 2013, with an effective date of April 1, 2014 and a  compliance date of July 21, 2015.  Many of our broker/dealer’s securities trading and investment activities are subject to these final provisions.  The Volcker Rule provision of the Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks, bank holding companies, and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (including hedge funds and private equity funds), subject to certain exceptions.  The final rules are highly complex, and many aspects of their application remain uncertain.  We are evaluating the effect of these provisions on our business activities as well as on our financial statements, processes, procedures and risk management.

Based on management’s interpretation of the final provisions of the rule, the Bank’s equity method investments would be excluded from the definition of a “covered” fund as these investments would meet the definition of “public welfare investment” funds that are “designed primarily to promote the public welfare.” Currently, the Bank invests in these funds as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). One of these investments also meets the definition of a small business investment company.  According to the rule, the Company’s ownership interest in any “covered” fund would be limited to 3% of the total ownership of the fund.    The provisions of the rule would also limit the aggregate

ownership of all investments in “covered” funds to 3% of Tier 1 capital of the bank holding company.  After the compliance date of July 21, 2015,  we can request for an additional two year extension from the FRB, if necessary, to divest “covered” fund investments to the allowable ownership levels.  Currently, our ownership percentages in the limited partnership venture capital fund, one of the limited partnership equity funds and the private investment fund are greater than 3% of the total ownership of the fund.  The aggregate ownership of all investments is less than 3% of Tier 1 capital of the bank holding company.

In addition, at December 31, 2013, the Bank’s investment portfolio does not contain other securities subject to the Volcker Rule such as collateralized loan obligations (CLO’s) and non-agency collateralized mortgage obligations (CMO’s).

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

The volatility in the U.S. stock markets has also impacted our liquidity through increased margin requirements at our clearing houses.  These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market.  To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other business.  We expect these margin requirements may increase over the next 12-18 months.

Valuation of Securities

We regularly trade mortgage, asset-backed and other types of fixed income securities.  We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions.  We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations.  At December 31, 2013, we held mortgage and asset-backed securities of approximately $22.4 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.  Included in this balance are approximately $0.9 million of long inventory in to-be-announced (“TBA”) securities, which are government agency mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement.

Bank:  Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank.   We believe the $20.0 million capital contribution provided the Bank with a sound foundation and with flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets in the quarter ended December 31, 2013.  Classified assets were $48.0 million at December 31, 2013, down from $67.6 million at June 30, 2013.  Classified assets as a percentage of total capital plus the allowance for loan losses was 27.2% at December 31, 2013 and 37.4% at June 30, 2013.  Non-performing assets (a subset of classified assets) decreased to $26.9 million at December 31, 2013 from $38.0 million at June 30, 2013.  The Bank has significantly reduced classified assets and improved performance over the past five quarters, but the reduction in classified assets could slow and additional loans could be moved to problem status should the economic environment worsen.

The Bank’s loan loss allowance at December 31, 2013 was $9.4 million, or 2.29% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, as compared to $12.3 million, or 2.85% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, at June 30, 2013 and $18.6 million, or 4.10% at December 31, 2012.

The Tier I (core) capital ratio was 13.8% and the total risk-based capital ratio was 27.4% at December 31, 2013, as compared to 13.5% and 24.9%, respectively, at June 30, 2013 (without giving effect to the Basel III final rules).  With the stability of these capital ratios, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.  In conjunction with building the security investment portfolio, the Bank entered into $140.0 million of interest rate swaps to reduce deposit cost variability by focusing on protecting earnings in a rising interest rate environment.  The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.

The Bank is focused on implementing and executing its business plan, which includes the continued diversification of the balance sheet and conservative growth strategies. The Bank’s available for sale investment portfolio was $580.2 million and $503.1 million at December 31, 2013 and June 30, 2013, respectively.    The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations.  At December 31, 2013 and June 30, 2013, the Bank’s mortgage purchase program loan balance was $89.6 million and $174.0 million, respectively.  These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers.  These core deposits provide the Bank with a stable and low cost funding source.  At December 31, 2013 and June 30, 2013, the Bank had $876.5 million and $878.4 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 88.1% and 88.4%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Employee reduction.  Due to our decline in revenue for the past three fiscal years, management determined that expense reductions were needed in order to improve operating results and execute our strategic business plan.  As a result, we reduced the number of our employees by approximately 7% during the three-months ended September 30, 2013 and recorded approximately $1.2 million in severance expense for three-months ended September 30, 2013 in commissions and other employee compensation on the Consolidated Statements of Comprehensive (Loss) Income.  While we continue to monitor our staffing needs, we do not anticipate any additional headcount reductions at this time.

Warrant valuation.    The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition.  During the six-months ended December 31, 2013, the value of these warrants increased primarily due to the increase in the market value of our common stock.  Our stock price increased from $5.45 at June 30, 2013 to $6.08 at December 31, 2013.  The increase in the stock price, combined with other factors, resulted in an unrealized pre-tax loss of $91,000 for the six-months ended December 31, 2013.  For the three-months ended December 31, 2013, the increase in the stock price, combined with other factors, resulted in an unrealized pre-tax loss of $2.1 million.

During the six-months ended December 31, 2012, the value of these warrants decreased due to a decrease in the stock price from $5.33 at June 29, 2012 to $5.29 at December 31, 2012.  The decrease in the stock price, combined with other factors,  resulted in an unrealized pre-tax gain of $3.6 million for the six-months ended December 31, 2012.  For the three-months ended December 31, 2012, the decrease in our stock price, combined with other factors resulted in an unrealized pre-tax gain of $11.8 million.

Recapture in allowance for loan loss.  The quality of the Bank’s assets continued to improve in the second quarter of fiscal 2014 and 2013 resulting in a $2.8 million and $1.5 million recapture of our provision for loan loss for the three-months ended December 31, 2013 and 2012, respectively.

Hurricane Sandy.  On October 29, 2012, the east coast of the United States was hit by Hurricane Sandy.  As a result of this hurricane, the equity markets were closed for two days with no trading occurring during those two days, which negatively impacted our results for the three-months ended December 31, 2012.

Auction rate security.    Since fiscal 2010, we held an auction rate municipal bond at 95.7% of par.  As a result of a trade in a similar security at a value less than par and related market conditions, we determined that our security should be written down to 92.5% of par in the first quarter of fiscal 2013.  This resulted in a $702,000 write down at September 28, 2012,with no additional write-downs in the second quarter of fiscal 2013.  During the third quarter of fiscal 2013, we sold this security with no gain or loss recognized on the transaction.

RESULTS OF OPERATIONS

Consolidated

Net income for the three and six-months ended December 31, 2013 was $1.7 million and $2.0 million, respectively, as compared to net income for the three and six-months ended December 31, 2012 of  $10.4 million and $4.7 million, respectively.  The three and six-months ended December 31, 2013 and 2012 contained 64 and 128 trading days and 62 and 125 trading days, respectively.

Southwest Securities was custodian for $31.5 billion and $29.6 billion in total customer assets at December 31, 2013 and 2012, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-months ended December 31, 2013 compared to the three and six-months ended December 31, 2012 (dollars in thousands):

	Three- Months		Six- Months
	Ended		Ended
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$ 36	2%	$ 190	4%
Commissions	(1,579)	(5)	(3,379)	(5)
Net interest	(2,954)	(22)	(7,138)	(26)
Investment banking, advisory and administrative fees	(1,411)	(12)	(766)	(3)
Net gains on principal transactions	(3,705)	(33)	(4,012)	(20)
Other	2,754	49	3,132	27
	$ (6,859)	(9)%	$ (11,973)	(8)%

Operating expenses:
Commissions and other employee compensation	$ (3,236)	(6)%	$ (4,932)	(5)%
Occupancy, equipment and computer service costs	166	2	221	1
Communications	27	1	156	2
Floor brokerage and clearing organization charges	134	14	223	11
Advertising and promotional	(125)	(17)	(143)	(10)
Provision for loan loss	(1,375)	95	(1,841)	>100
Unrealized net gain/loss on warrant valuation	13,819	>(100)	3,667	>(100)
Other	(1,928)	(23)	(4,170)	(25)
	7,482	13	(6,819)	(5)
Pre-tax income	$ (14,341)	(92)%	$ (5,154)	(78)%

Three-Months Ended:

Net revenues decreased $6.9 million for the three-months ended December 31, 2013 as compared to the same period of the prior fiscal year. Net gains on principal transactions generated $3.7 million of the decrease primarily due to a  $3.5 million decrease in the other segment from a $3.6 million realized gain recognized in the second quarter of fiscal 2013 from the sale of our shares of U.S. Home Systems, Inc. (“USHS”) common stock.

Net interest revenues were down $3.0 million primarily driven by a $2.2 million decrease in net interest revenue in our banking segment due to a 32% decrease in average loan balances and a 70 basis point decrease in net interest yield as compared to the same period of the prior fiscal year.  The institutional segment contributed an additional $0.6 million of the decrease in net interest revenue primarily due to a $1.0 million decrease in interest earned on taxable and non-taxable securities from a reduction in net interest spreads, offset by a $0.2 million increase in our interest expense on short-term borrowings.  Net interest income from our stock lending business increased $0.2 million primarily due to a 50% increase in average balances which overcame an 11 basis point decrease in our average net interest spread.

Commissions revenue decreased $1.6 million primarily due to a $2.2 million decrease in commissions revenue in the institutional segment offset by a $0.7 million increase in commissions revenue in the retail segment as compared to the prior year comparable quarter.  The decrease in the institutional segment was due primarily to a decline in portfolio trading transaction volume in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.  The increase in commissions revenue in the retail segment was generated by our private client group (“PCG”) and independent registered representative group (“SWS Financial”) from increased customer activity.

Additionally, investment banking, advisory and administrative fees decreased $1.4 million primarily due to a $2.2 million decrease in fees earned by our institutional segment.  This $2.2 million decrease was due to a $1.5 million decrease in taxable fixed income underwriting fees, and a $1.2 million decrease in corporate finance fees as we exited this business in the fourth quarter of fiscal 2013, offset by a $0.6 million increase in municipal finance fees.  The $2.2 million decrease in the institutional segment was offset by a $0.9 million increase in advisory fees in our retail segment, which was generated by both our PCG and SWS Financial divisions.

Other revenues increased $2.8 million.  The increase was primarily due to our banking segment which recorded a $0.9 million increase, our other segment which also recorded a $0.9 million increase and our clearing segment which recorded a $0.5 million increase.  The increase in the banking segment was due to a $0.3 million increase in gains on sale of Small Business Administration (“SBA”) loans, a $0.7 million increase in gains on our interest rate swap transactions, a $0.7 million decrease in net losses on the sale of real estate owned (“REO”), offset by a $0.7 million decrease in the gains recognized on the valuation of the Bank’s equity method investments.  The increase in other revenue in our other segment was primarily due to a $0.9 million increase in value in our deferred compensation plan investments.  The $0.5 million increase in our clearing segment was due to servicing fees income received from a third party administrator.

Operating expenses increased $7.5 million for the three-months ended December 31,  2013 as compared to the same period of the prior fiscal year.  The largest component of this increase was the $13.8 million change in the value of the warrants held by Hilltop and Oak Hill. We recognized a $2.1 million loss on the warrant valuation for the three-months ended December 31, 2013 and an  $11.8 million gain on the warrant valuation for the three-months ended December 31, 2012.

Offsetting the increased expense from the valuation of the warrants was a $3.2 million decrease in commissions and other employee compensation, primarily due to the $2.3 million decrease in salaries resulting from staff reductions and $0.8 million in incentive compensation due to a decrease in overall net revenues.  Additionally, other expenses decreased $1.9 million for the three-months ended December 31, 2013 as compared to the same period of the prior fiscal year primarily due to a $0.5 million decrease in professional service fees, a $0.4 million decrease in REO expense, a $0.4 million decrease in the REO loss provision and a $0.3 million decrease in Bank regulatory fees.

Lastly, the Bank’s loan loss recapture increased $1.4 million primarily due to the pay-off in the current period of an outstanding balance of a commercial loan for which the Bank had recorded a $2.1 million specific allowance reserve.

Six-Months Ended:

Net revenues decreased $12.0 million for the six-months ended December 31, 2013 as compared to the same period of the prior fiscal year. Net interest revenue decreased $7.1 million primarily driven by a $5.0 million decrease in net interest revenue in our banking segment due to a 32% decrease in our average loan balance and a 60 basis point decrease in net interest yield at the Bank as compared to the same period of the prior fiscal year.  Net interest revenue in the institutional segment decreased $1.7 million primarily due to a $1.5 million reduction of interest earned on taxable and non-taxable securities due to a reduction in net interest spreads.  In addition, net interest in the stock loan business was down $0.5 million primarily due to a 19 basis point decrease in our average net interest spread partially offset by a 35% increase in our average stock borrowed portfolio balances.

Net gains on principal transactions decreased $4.0 million primarily due to the recognition of a $3.6 million realized gain in the second quarter of fiscal 2013 related to the sale of our shares of USHS common stock which was reflected in the other segment.

Lastly, commissions revenue decreased $3.4 million primarily due to a $4.8 million decrease in the institutional segment, which was offset by a $1.5 million increase in commissions revenue in the retail segment.  The decrease in commissions revenue in the institutional segment was due to a lower portfolio trading transaction volume in the first half of fiscal 2014 compared to the same period of fiscal 2013.  The increase in retail commissions revenue was due primarily to increased customer activity in our PCG group.

Other revenues increased $3.1 million.  This increase was primarily related to our banking segment with a $1.1 million increase, our other segment with a $1.2 million increase and a $1.0 million increase in third party servicing fee income which was split between our clearing and retail segments.  The increase in the banking segment was due to a $0.2 million increase in gains on sale of SBA loans, a $0.7 million increase in gains on our interest rate swap transactions, a $1.0 million decrease in net losses on the sale of REO, offset by a $0.8 million decrease in the gains recognized on the valuation of the Bank’s equity method investments.  The increase in other revenue in our other segment was primarily due to a $1.2 million increase in value in our deferred compensation plan investments.

Operating expenses decreased $6.8 million for the six-months ended December 31, 2013 as compared to the same period of the prior fiscal year.  The largest components of this decrease was a $5.0 million decrease in commissions and other employee compensation, which was primarily due to a $3.1 million decrease in incentive compensation due to a decline in overall company performance and a $1.9 million decrease in employee salaries primarily resulting from the staff reductions in the first three-months of fiscal 2014.

Other expenses decreased $4.2 million primarily due to a $0.8 million decrease in legal and general operational expenses, a $0.8 million decrease in REO expenses, a $0.7 million decrease in the REO loss provision, a $0.6 million decrease in Bank regulatory fees, a $0.6 million decrease in professional services and a $0.4 million decrease in outside services at the Bank.

Lastly, the Bank’s loan loss recapture increased $1.8 million primarily due to the pay-off in the current period of an outstanding balance of a commercial loan for which the Bank had recorded a $2.1 million specific allowance reserve.

Offsetting these operating expense reductions, we recorded $3.7  million of additional expense related to the warrant valuation.  We recognized a $91,000 loss on the warrant valuation for the six-months ended December 31, 2013 and a $3.6 million gain on the warrant valuation for the six-months ended December 31, 2012.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment.  Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared to the cost of funds.  Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds.  The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB.  Net interest income from our brokerage, corporate and banking segments were as follows for the three and six-months ended December 31, 2013 and 2012 (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Brokerage	$ 4,999	$ 5,519	$ 9,544	$ 11,266
Bank	8,872	11,077	17,678	22,644
SWS Group(1)	(3,266)	(3,037)	(6,491)	(6,041)
Net interest	$ 10,605	$ 13,559	$ 20,731	$ 27,869

__________

 (1)   Consists primarily of interest expense under the Credit Agreement with Hilltop and Oak Hill.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Average interest-earning assets:
Customer margin balances	$ 241,000	$ 237,000	$ 243,000	$ 236,000
Assets segregated for regulatory purposes	204,000	200,000	195,000	196,000
Stock borrowed	1,949,000	1,300,000	1,872,000	1,387,000

Average interest-bearing liabilities:
Customer funds on deposit,
including short credits	$ 355,000	$ 344,000	$ 354,000	$ 338,000
Stock loaned	1,865,000	1,248,000	1,774,000	1,345,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended December 31, 2013, income tax benefit (effective rate of -30.8%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income tax benefit (expense) due to the value of company-owned life insurance (“COLI”), tax exempt interest and a decrease in our deferred tax valuation allowance.

For the six-months ended December 31, 2013, income tax benefit (effective rate of -39.3%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income tax benefit (expense) due to the value of company-owned life insurance (“COLI”) and tax exempt interest.

See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and six-months ended December 31, 2013 as compared to the three and six-months ended December 31, 2012 (dollars in thousands):

	Three-Months Ended
	December 31,	December 31,	Increase/
	2013	2012	Decrease	% Change
Net revenues:
Clearing	$ 5,301	$ 4,721	$ 580	12%
Retail	28,071	26,124	1,947	7
Institutional	27,265	32,558	(5,293)	(16)
Banking	10,464	11,771	(1,307)	(11)
Other	(2,615)	171	(2,786)	>(100)
Total	$ 68,486	$ 75,345	$ (6,859)	(9)%

Pre-tax income (loss):
Clearing	$ 1,339	$ (115)	$ 1,454	>100%
Retail	3,003	528	2,475	>100
Institutional	5,949	9,339	(3,390)	(36)
Banking	5,324	2,972	2,352	79
Other	(14,346)	2,886	(17,232)	>(100)
Total	$ 1,269	$ 15,610	$ (14,341)	(92)%

	Six-Months Ended
	December 31,	December 31,	Increase/
	2013	2012	Decrease	% Change
Net revenues:
Clearing	$ 9,975	$ 9,679	$ 296	3%
Retail	57,909	54,190	3,719	7
Institutional	55,268	65,453	(10,185)	(16)
Banking	19,551	23,404	(3,853)	(16)
Other	(5,222)	(3,272)	(1,950)	(60)
Total	$ 137,481	$ 149,454	$ (11,973)	(8)%

Pre-tax income (loss):
Clearing	$ 1,112	$ 80	$ 1,032	>100%
Retail	5,254	847	4,407	>100
Institutional	12,154	19,264	(7,110)	(37)
Banking	6,519	4,253	2,266	53
Other	(23,615)	(17,866)	(5,749)	(32)
Total	$ 1,424	$ 6,578	$ (5,154)	(78)%

Clearing.

Three-Months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012 (dollars in thousands):

	Three-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenue from clearing	$ 2,213	$ 2,177	2%
Net interest	1,549	1,488	4
Other	1,539	1,056	46
Net revenues	5,301	4,721	12

Operating expenses	3,962	4,836	(18)
Pre-tax income (loss)	$ 1,339	$ (115)	>100%

Daily average customer margin
balance	$ 108,000	$ 101,000	7%
Daily average customer funds
on deposit	$ 178,000	$ 178,000	-%

Total correspondent clearing customer assets under custody were $16.2 billion and $14.9 billion at December 31, 2013 and 2012, respectively.

The following table reflects the number of client transactions processed for the three-months ended December 31, 2013 and 2012 and the number of correspondents at the end of each period.

	Three-Months Ended
	December 31, 2013	December 31, 2012
Tickets for high-volume trading firms	11,000	101,423
Tickets for general securities broker/dealers	170,319	156,749
Total tickets	181,319	258,172
Correspondents	146	146

For the three-months ended December 31, 2013, net revenues in the clearing segment increased 12%  and clearing fee revenues increased 2%. Other revenues and net interest revenue increased 46% and 4%, respectively, compared to the three-months ended  December 31, 2012.

The 2% increase in clearing fee revenue was primarily due to a 9% increase in the number of general securities tickets processed and an increase in the overall revenue per ticket.  Revenue per ticket increased approximately 45% from $8.43 for the three-months ended December 31, 2012 to $12.21 for the three-months ended December 31, 2013.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.  Management believes that the increase in clearing volume for general security broker/dealers corresponds with improved conditions in the equity markets.  For the three-months ended December 31, 2013 compared to the three-months ended December 31, 2012, tickets processed for high-volume trading firms decreased 89%.  One-half of this decline was due to the loss of one correspondent through a broker/dealer withdrawal.

The increase in other revenues was primarily due to a $0.5 million increase in third party servicing fee income.

Operating expenses decreased 18% for the three-months ended December 31, 2013 as compared to the same period last fiscal year primarily due to a 19%  decrease in operations and information technology expenses and reduced overall compensation expenses.

Six-Months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012 (dollars in thousands):

	Six-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenue from clearing	$ 4,505	$ 4,316	4%
Net interest	2,968	3,183	(7)
Other	2,502	2,180	15
Net revenues	9,975	9,679	3

Operating expenses	8,863	9,599	(8)
Pre-tax income	$ 1,112	$ 80	>100%

Daily average customer margin
balance	$ 104,000	$ 103,000	1%
Daily average customer funds
on deposit	$ 354,000	$ 350,000	1%

The following table reflects the number of client transactions processed for the six-months ended December 31, 2013 and 2012.

	Six-Months Ended
	December 31, 2013	December 31, 2012
Tickets for high-volume trading firms	21,559	194,311
Tickets for general securities broker/dealers	341,245	314,258
Total tickets	362,804	508,569

For the six-months ended December 31, 2013, net revenues in the clearing segment increased 3% while clearing fee revenues increased  4%. Other revenues increased 15% and net interest revenue decreased 7% compared to the six-months ended December 31, 2012.

The 4% increase in clearing fee revenue was primarily due to a 9% increase in the number of general securities tickets processed and an increase in the revenue per ticket.  Revenue per ticket increased approximately 46% from $8.49 for the six-months ended December 31, 2012 to $12.42 for the six-months ended December 31, 2013.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.  Management believes that the increase in clearing volume for general security broker/dealers corresponds with improved conditions in the equity markets.  For the six-months ended December 31, 2013 compared to the six-months ended December 31, 2012, tickets processed for high-volume trading firms decreased 89%.  One-half of this decline was due to the loss of one correspondent through a broker/dealer withdrawal.

The increase in other revenue was primarily driven by a $0.5 million increase in third party servicing fee income.

Operating expenses decreased 8% for the six-months ended December 31, 2013 as compared to the same period last fiscal year primarily due to a 6%  decrease in other expenses.  The decrease in other expenses was mainly attributed to a 3% decrease in operations and information technology expenses and reduced overall compensation expenses.

Retail.

Three-Months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012 (dollars in thousands):

	Three-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenues:
Private Client Group (PCG)
Commissions	$ 12,495	$ 12,008	4%
Advisory fees	2,909	2,247	29
Insurance products	1,155	806	43
Other	301	73	>100
Net interest revenue	626	541	16
	17,486	15,675	12
Independent registered
representatives (SWS Financial)
Commissions	5,703	5,549	3
Advisory fees	1,008	912	11
Insurance products	2,029	2,551	(20)
Other	440	248	77
Net interest revenue	286	299	(4)
	9,466	9,559	(1)
Other
Commissions	131	107	22
Advisory fees	527	381	38
Insurance products	347	378	(8)
Other	114	24	>100
	1,119	890	26
Total	28,071	26,124	7

Operating expenses	25,068	25,596	(2)
Pre-tax income	$ 3,003	$ 528	>100%

Daily average customer margin balances	$ 129,000	$ 134,000	(4)%
Daily average customer funds on deposit	$ 126,000	$ 114,000	11%

PCG representatives	160	165	(3)%
SWS Financial representatives	280	308	(9)%

Net revenues in the retail segment increased 7% for the three-months ended December 31, 2013 as compared to the same period in the last fiscal year.  Improvement in PCG accounted for most of the additional revenues reflecting the underlying improvement in retail client activity and success in retaining key producers.  Advisory fees were up in all areas of the retail business due to a 27% increase in assets under management resulting in a $0.9 million increase in advisory fees, which included a $0.7 million increase in our PCG division.  In addition, commissions revenue increased 4% in our PCG group and 3% for SWS Financial.    Other revenues also increased $0.5 million for the three-months ended December 31, 2013 as compared to the same period in the last fiscal year primarily due to a $0.4 million increase in third party servicing fee income.

Total customer assets were $14.8 billion at December 31, 2013 and $13.6 billion at December 31, 2012.  Assets under management were $1.1 billion at December 31, 2013 versus $865.0 million at December 31, 2012.

Operating expenses decreased 2% for the three-months ended December 31, 2013 as compared to the same period last fiscal year primarily due to a $0.3 million decrease in legal expenses.

Six-Months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012 (dollars in thousands):

	Six-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenues:
PCG
Commissions	$ 26,207	$ 24,503	7%
Advisory fees	5,760	4,288	34
Insurance products	2,595	1,792	45
Other	380	179	>100
Net interest revenue	1,403	1,111	26
	36,345	31,873	14

SWS Financial
Commissions	11,932	12,219	(2)
Advisory fees	1,957	1,820	8
Insurance products	4,227	5,367	(21)
Other	687	507	36
Net interest revenue	564	598	(6)
	19,367	20,511	(6)
Other
Commissions	251	217	16
Advisory fees	1,032	768	34
Insurance products	769	746	3
Other	145	75	93
	2,197	1,806	22
Total	57,909	54,190	7

Operating expenses	52,655	53,343	(1)
Pre-tax income	$ 5,254	$ 847	>100%

Daily average customer margin balances	$ 136,000	$ 130,000	5%
Daily average customer funds on deposit	$ 259,000	$ 224,000	16%

Net revenues in the retail segment increased 7% for the six-months ended December 31, 2013 as compared to the same period in the last fiscal year.  Improvement in PCG accounted for most of the additional revenues reflecting underlying improvement in retail client activity and success in retaining key producers.  Advisory fees were up in all areas of the retail business due to a 27% increase in assets under management.  In addition, commissions revenue increased 7% in our PCG group but decreased 2% for SWS Financial.  Overall, there was a $1.9 million increase in advisory fees due primarily to the 34% increase in PCG advisory fee revenues and a 15% increase in advisory fees for the other retail entities.  Other revenues also increased $0.5 million for the six-months ended December 31, 2013 as compared to the same period in the last fiscal year primarily due to a $0.4 million increase in third party servicing fee income.

Operating expenses decreased 1% for the six-months ended December 31, 2013 as compared to the same period last fiscal year.  This decrease was primarily due to a $1.0 million decrease in legal expenses offset by a $0.6 million increase in commissions and other employee compensation on higher revenues.  While overall compensation expense was up 2%, the relative mix of revenues between PCG and SWS Financial resulted in a lower blended compensation ratio, improving segment profitability.

Institutional.

Three-Months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012 (dollars in thousands):

	Three-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenues:
Commissions
Taxable fixed income	$ 6,811	$ 7,254	(6)%
Municipal finance	2,441	2,519	(3)
Portfolio trading	2,174	3,890	(44)
	11,426	13,663	(16)
Investment banking fees
Taxable fixed income	756	2,294	(67)
Municipal finance	4,928	4,376	13
Corporate finance	-	1,230	(100)
	5,684	7,900	(28)
Net gains on principal
transactions
Taxable fixed income	3,172	5,071	(37)
Municipal finance	4,158	2,568	62
Other	(8)	(5)	60
	7,322	7,634	(4)
Other	258	171	51
Net interest revenue
Stock loan	2,211	1,977	12
Other	364	1,213	(70)
Total	27,265	32,558	(16)
Operating expenses	21,316	23,219	(8)
Pre-tax income	$ 5,949	$ 9,339	(36)%

Taxable fixed income
representatives	30	35	(14)%
Municipal distribution
representatives	23	25	(8)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012 were as follows (in thousands):

Three-Months Ended
	December 31,	December 31,
	2013	2012
Daily average interest-earning assets:
Stock borrowed	$ 1,949,000	$ 1,300,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,865,000	$ 1,248,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the three-months ended December 31, 2013 and 2012:

	Three-Months Ended
	December 31,	December 31,
	2013	2012
Number of Issues	116	167
Aggregate Amount of Offerings	$ 6,060,216,000	$ 10,018,732,000

Net revenues from the institutional segment decreased 16% while pre-tax income was down 36% for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012.  Commissions revenues decreased $2.2 million, primarily driven by a $1.7 million decrease in portfolio trading volumes during the three-months ended December 31, 2013 as compared to the same period in the prior fiscal year.  Investment banking, advisory and administrative fees decreased $2.2 million primarily due to a $1.5 million decrease in underwriting fees earned by our taxable fixed income group and a $1.2 million reduction in corporate finance fees as we exited the business during the fourth quarter of fiscal year 2013.  These reductions were offset by a $0.6 million increase in fees earned by our municipal finance department, primarily our public finance group, due to a more favorable mix in public finance deal flow.  Net interest revenue decreased $0.6 million primarily due to a $1.0 million decrease in interest earned on our taxable and non-taxable securities offset by a $0.2 million increase in our interest expense on short-term borrowings.  Additionally, we experienced a $0.2 million increase in net interest income from our stock lending business.  The increase in net interest income from our stock lending business was due primarily to the 50% increase in our average quarterly stock borrow balance, offset by an 11 basis point decrease in the average net interest spread in our stock loan business.

Operating expenses decreased 8%  in the second quarter of fiscal 2014 as compared to second quarter of fiscal 2013, primarily due to a $2.4 million decrease in compensation expenses due to weaker segment revenues.

Six-Months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012 (in thousands):

	Six-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenues:
Commissions
Taxable fixed income	$ 12,903	$ 13,243	(3)%
Municipal finance	5,054	5,331	(5)
Portfolio trading	3,893	8,095	(52)
	21,850	26,669	(18)
Investment banking fees
Taxable fixed income	1,869	4,808	(61)
Municipal finance	10,908	9,076	20
Corporate finance	-	1,354	(100)
	12,777	15,238	(16)
Net gains on principal
transactions
Taxable fixed income	5,609	9,463	(41)
Municipal finance	9,915	7,402	34
Other	(10)	(19)	(47)
	15,514	16,846	(8)
Other	481	327	47
Net interest revenue
Stock loan	3,988	4,463	(11)
Other	658	1,910	(66)
Total	55,268	65,453	(16)
Operating expenses	43,114	46,189	(7)
Pre-tax income	$ 12,154	$ 19,264	(37)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012 were as follows (in thousands):

Six-Months Ended
	December 31,	December 31,
	2013	2012
Daily average interest-earning assets:
Stock borrowed	$ 1,872,000	$ 1,387,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,774,000	$ 1,345,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the six-months ended December 31, 2013 and 2012:

	Six-Months Ended
	December 31,	December 31,
	2013	2012
Number of Issues	298	322
Aggregate Amount of Offerings	$ 23,065,290,000	$ 26,642,673,000

Net revenues from the institutional segment decreased 16% while pre-tax income was down 37% for the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012.  Commissions revenue decreased $4.8 million primarily driven by a $4.2 million decrease in the portfolio trading business on lower trading volumes when compared to the same period in the prior fiscal year.  Investment banking, advisory and administrative fees decreased $2.5 million primarily due to a $2.9 million reduction in underwriting fees earned by our taxable fixed income group.  In addition, corporate finance fees were down $1.4 million as we exited the business in the fourth quarter of fiscal 2013.  These reductions were partially offset by a $1.8 million increase in municipal finance fees during the period primarily in our public finance group due to a more favorable mix in public finance deal flow.  Net interest revenue decreased $1.7 million primarily due to a $1.5 million decrease in interest earned on our taxable and non-taxable securities offset by a $0.4 million increase in our interest expense on short-term borrowings.  In addition, net interest income from our stock lending business was also down due to a 19 basis point decrease in the average net interest spread, which was partially offset by a 35% increase in our average stock lending balances.  Net gains on principal transactions decreased $1.3 million primarily due to a $3.9 million decrease in our taxable fixed income gains partially offset by a $2.5 million increase in municipal finance trading gains.  The decrease in the taxable fixed income trading gains was primarily the result of an ongoing challenging market environment during the first half of fiscal 2014, as compared to the more robust market environment during the first half of fiscal 2013.

Operating expenses decreased 7% during the first half of fiscal 2014, primarily due to a $4.3 million decrease in compensation expense due to weaker segment revenues, which was partially offset by a $0.6 million increase in operations and technology expense and a $0.5 million increase in quotation costs.

Banking.

Three-Months Ended:

The following is a summary of the results for the banking segment for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012 (dollars in thousands):

	Three-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenues:
Net interest revenue	$ 8,872	$ 11,077	(20)%
Other	1,592	694	>100
Total net revenues	10,464	11,771	(11)

Operating expenses	5,140	8,799	(42)
Pre-tax income	$ 5,324	$ 2,972	79%

For the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012, the Bank’s net revenues decreased 11% due primarily to a $2.2 million reduction in net interest revenues.  This reduction in net interest revenues was primarily due to a 32% decrease in average loan balances, as well as a 70 basis point decrease in the net yield on interest-earning assets.  Excess cash generated from loan repayments was reinvested in an investment portfolio with lower comparable yields, which was the main driver of the overall reduction in yield.  Other revenue increased $0.9 million due primarily to a $0.7 million decrease in net losses on the sale of REO, a $0.7 million increase in earnings from interest rate swap transactions and a $0.3 million increase in gains on SBA loan sales offset by a $0.7 million decrease in the gains recognized on the valuation of the Bank’s equity method investments.

The Bank’s operating expenses decreased $3.7 million, or 42%, for three-months ended December 31, 2013 compared to the three-months ended December 31, 2012 and was primarily attributable to the $0.8 million decrease in commissions and other employee compensation and a $1.4 million increase in the Bank’s loan loss recapture for the three-months ended December 31,  2013 primarily due to the pay-off of an outstanding balance of a commercial loan for which the Bank had recorded a $2.1 million specific allowance reserve.     Additionally, other operating expenses decreased $1.4 million for the three-months ended December 31, 2013 compared to the three-months ended December 31, 2012 due primarily to a $0.8 million decrease in REO related expenses, including a $0.4 million decrease in the REO loss provision, a $0.3 million decrease in regulatory fees and a $0.2 million decrease in outside services.    The decreases in REO expense and the REO loss provision was related to the continued improvement in classified assets.  As classified assets decrease, the expenses related to managing and disposing of these assets also decreases.  The decrease in Bank regulatory fees was related to the overall improvement at the Bank.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended December 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended
	December 31, 2013			December 31, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 755	$ 2	1.1%	$ 2,804	$ 29	4.1%
Lot and land development	7,172	321	17.8	13,438	258	7.6
1-4 family	135,508	1,733	5.1	385,319	4,861	5.0
Commercial real estate and
multifamily	316,980	4,026	5.0	305,634	4,246	5.5
Commercial	68,120	657	3.8	65,250	881	5.4
Consumer	1,713	18	4.2	1,888	32	6.6
Total loans	530,248	6,757		774,333	10,307
Investments:
Money market	57,186	62	0.4	24,959	31	0.5
U.S. government and government
agency obligations – held to
maturity	15,159	91	2.4	22,825	134	2.3
U.S. government and government
agency obligations – available for
sale	541,252	2,492	1.8	346,404	1,354	1.6
Municipal obligations – available
for sale	42,312	159	1.5	-	-	-
Interest bearing deposits in banks	1,604	-	-	5,016	1	0.1
Federal reserve funds	62,762	47	0.3	84,951	53	0.3
Investments – other	4,705	4	0.3	3,405	3	0.4
Total interest-earning assets	$ 1,255,228	$ 9,612	3.0%	$ 1,261,893	$ 11,883	3.7%

Non interest-earning assets:
Cash and due from banks	3,034			3,458
Other assets	17,733			42,021
	$ 1,275,995			$ 1,307,372

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 28,414	$ 63	0.9%	$ 33,935	$ 86	1.0%
Money market accounts	19,663	3	0.1	19,625	2	0.1
Interest-bearing demand accounts	8,996	2	0.1	9,326	1	0.1
Savings accounts	883,806	23	-	948,355	34	-
Federal Home Loan Bank advances	98,837	649	2.6	63,892	683	4.2
	$ 1,039,716	$ 740	0.3%	$ 1,075,133	$ 806	0.3%

	Three-Months Ended
	December 31, 2013			December 31, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 55,468			$ 56,311
Other liabilities	11,921			5,279
	1,107,105			1,136,723
Stockholder’s equity	168,890			170,649
	$ 1,275,995			$ 1,307,372

Net interest income		$ 8,872			$ 11,077

Net yield on interest-earning assets			2.8%			3.5%

__________

(*)  Loan fees included in interest income for the three-months ended December 31, 2013 and 2012 were $354 and $654, respectively.

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

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	December 31, 2013 as compared to December 31, 2012

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (27)	$ (21)	$ (22)	$ 16
Lot and land development	63	(120)	343	(160)
1-4 family	(3,128)	(3,152)	67	(43)
Commercial real estate and
multifamily	(220)	158	(364)	(14)
Commercial	(224)	39	(252)	(11)
Consumer	(14)	(3)	(12)	1
Investments:
Money market	31	40	(4)	(5)
U.S. government and
government agency obligations –
held to maturity	(43)	(45)	2	-
U.S. government and government
agency obligations – available
for sale	1,138	762	241	135
Municipal obligation – available
for sale	159	-	-	159
Interest bearing deposits in banks	(1)	(1)	(1)	1
Federal reserve funds	(6)	(14)	11	(3)
Investments – other	1	1	-	-
	$ (2,271)	$ (2,356)	$ 9	$ 76

	Three-Months Ended
	December 31, 2013 as compared to December 31, 2012

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (23)	$ (14)	$ (11)	$ 2
Money market accounts	1	-	1	-
Interest bearing deposits in banks	1	-	1	-
Savings accounts	(11)	(2)	(9)	-
Federal Home Loan Bank
advances	(34)	373	(263)	(144)
	(66)	357	(281)	(142)
Net interest income	$ (2,205)	$ (2,713)	$ 290	$ 218

Six-Months Ended:

The following is a summary of the results for the banking segment for the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012 (dollars in thousands):

	Six-Months Ended
	December 31,	December 31,
	2013	2012	% Change
Net revenues:
Net interest revenue	$ 17,678	$ 22,644	(22)%
Other	1,873	760	>100
Total net revenues	19,551	23,404	(16)

Operating expenses	13,032	19,151	(32)
Pre-tax income	$ 6,519	$ 4,253	53%

For the six-months ended December 31, 2013 as compared to the six-months ended December 31, 2012, the Bank’s net revenues decreased $3.9 million due primarily to a $5.0 million reduction in net interest revenues offset by a $1.1 million increase in other revenues.  The reduction in net interest revenues was primarily due to the 32% decrease in average loan balances, as well as a 60 basis point decrease in the net yield on interest earning assets.  Excess cash generated from loan repayments was reinvested in an investment portfolio with lower comparable yields, which was the main driver of the overall reduction in yield.  The increase in other revenue was due to a $1.0 million decrease in net losses on the sale of REO, a $0.7 million increase in earnings from interest rate swap transactions and a $0.2 million increase in gains on SBA loan sales offset by a $0.8 million decrease in the gains recognized on the valuation of the Bank’s equity method investments.

The Bank’s operating expenses decreased $6.1 million for the six-months ended December 31, 2013 compared to the six-months ended December 31, 2012.  The expense reduction was primarily attributable to a $1.4 million decrease in commissions and other employee compensation and a $1.8 million increase in the Bank’s loan loss recapture for the six-months ended December 31, 2013.  Additionally, other operating expenses decreased $2.7 million for the six-months ended December 31, 2013 compared to the six-months ended December 31, 2012.  The decrease was primarily due to a $1.5 million decrease in REO related expenses, including a $0.7 million decrease in the REO loss provision, a $0.6 million decrease in the Bank’s regulatory fees and a $0.4 million decrease in outside service fees. The decreases in REO expense and the REO loss provision was related to the continued improvement in classified assets.  As classified assets decrease, the expenses related to managing and disposing of these assets also decreases.  The decrease in Bank regulatory fees was related to the overall improvement at the Bank.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six-months ended December 31, 2013 and 2012 (dollars in thousands):

	Six-Months Ended
	December 31, 2013			December 31, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 999	$ 13	2.6%	$ 3,088	$ 71	4.6%
Lot and land development	7,804	454	11.5	15,168	465	6.1
1-4 family	154,899	3,931	5.0	384,340	9,712	5.0
Commercial real estate and
multifamily	313,388	8,016	5.1	318,921	8,901	5.5
Commercial	65,778	1,313	4.0	73,720	1,903	5.1
Consumer	1,793	41	4.5	1,944	62	6.3
Total loans	544,661	13,768		797,181	21,114
Investments:
Money market	41,662	95	0.5	24,346	62	0.5
U.S. government and government
agency obligations – held to
maturity	15,872	191	2.4	23,875	288	2.4
U.S. government and government
agency obligations – available for
sale	527,067	4,737	1.8	343,721	2,773	1.6
Municipal obligations – available
for sale	35,856	269	1.5	-	-	-
Interest bearing deposits in banks	1,623	-	-	3,631	-	-
Federal reserve funds	79,023	112	0.3	76,908	103	0.3
Investments – other	4,684	8	0.3	3,473	7	0.4
Total interest-earning assets	$ 1,250,448	$ 19,180	3.1%	$ 1,273,135	$ 24,347	3.8%

Non interest-earning assets:
Cash and due from banks	3,124			3,668
Other assets	19,338			41,938
	$ 1,272,910			$ 1,318,741

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 29,234	$ 131	0.9%	$ 34,842	$ 179	1.0%
Money market accounts	18,641	5	0.1	22,239	6	0.1
Interest-bearing demand accounts	8,560	3	0.1	9,165	3	0.1
Savings accounts	884,601	46	-	954,111	82	-
Federal Home Loan Bank advances	98,790	1,317	2.6	65,796	1,433	4.3
Other financed borrowings	5	-	-	-	-	-
	$ 1,039,831	$ 1,502	0.3%	$ 1,086,153	$ 1,703	0.3%

	Six-Months Ended
	December 31, 2013			December 31, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 53,822			$ 55,743
Other liabilities	11,426			6,459
	1,105,079			1,148,355
Stockholder’s equity	167,831			170,386
	$ 1,272,910			$ 1,318,741

Net interest income		$ 17,678			$ 22,644

Net yield on interest-earning assets			2.9%			3.5%

__________

(*)  Loan fees included in interest income for the six-months ended December 31, 2013 and 2012 were $785 and $1,326, respectively.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2013 as compared to December 31, 2012

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (58)	$ (48)	$ (31)	$ 21
Lot and land development	(11)	(226)	417	(202)
1-4 family	(5,781)	(5,798)	42	(25)
Commercial real estate and
multifamily	(885)	(154)	(744)	13
Commercial	(590)	(205)	(431)	46
Consumer	(21)	(5)	(17)	1
Investments:
Money market	33	44	(6)	(5)
U.S. government and
government agency obligations –
held to maturity	(97)	(96)	(1)	-
U.S. government and government
agency obligations – available
for sale	1,964	1,479	316	169
Municipal obligation – available
for sale	269	-	-	269
Federal reserve funds	9	3	6	-
Investments – other	1	2	(1)	-
	$ (5,167)	$ (5,004)	$ (450)	$ 287

	Six-Months Ended
	December 31, 2013 as compared to December 31, 2012

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (48)	$ (29)	$ (23)	$ 4
Money market accounts	(1)	(1)	-	-
Savings accounts	(36)	(6)	(32)	2
Federal Home Loan Bank
advances	(116)	719	(556)	(279)
	(201)	683	(611)	(273)
Net interest income	$ (4,966)	$ (5,687)	$ 161	$ 560

Other.

Three-Months Ended:

The following discusses the financial results for SWS Group, corporate administration and SWS Capital Corporation.

Pre-tax loss from the other segment was $14.3 million for three-months ended December 31, 2013 compared to pre-tax income of $2.9 million for the three-months ended December 31, 2012.  The primary driver of the $17.2 million increase in the pre-tax loss was related to the change in warrant valuation resulting in a $13.8 million increase in expense in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.  We recorded a $2.0 million unrealized loss on the valuation of the warrants held by Hilltop and Oak  Hill for the three-months ended December 31, 2013 compared to an  $11.8 million unrealized gain on the valuation for the warrants held by Hilltop and Oak Hill for the three-months ended December 31, 2012.

Net revenues decreased $2.8 million for three-months ended December 31, 2013 compared to the three-months ended December 31, 2012.  The decrease was primarily due to a $3.4 million reduction in net gains on principal transactions as the second quarter of fiscal 2013 included a $3.6 million gain recognized from the sale of our shares of USHS common stock.  This decrease was partially offset by a $0.9 million increase in the value of our deferred compensation plan’s investments.

Overall operating expenses increased $0.6 million for the three-months ended December 31, 2013 as compared to the three-months ended December 31, 2012 primarily due to a $1.0 million increase in expenses related to the increase in the value of our deferred compensation plan investments which were partially offset by a $0.5 million decrease in professional services fees.

Six-Months Ended:

Pre-tax loss from the other segment was $23.6 million for the six-months ended December 31, 2013 compared to a pre-tax loss of $17.9 million for the six-months ended December 31, 2012.  The primary driver of the $5.7 million increase in the pre-tax loss was related to the change in warrant valuation resulting in a $3.7 million increase in expense in the first half of fiscal 2014 compared to the first half of fiscal 2013.  We recorded a $91,000 unrealized loss on the valuation of the warrants held by Hilltop and Oak  Hill for the six-months ended December 31, 2013 compared to a $3.6 million unrealized gain on the valuation for the warrants held by Hilltop and Oak  Hill for the six-months ended December 31, 2012.

Net revenues decreased $2.0 million for the six-months ended December 31, 2013 compared to the six-months ended December 31, 2012.    The decrease was primarily due to a $2.8 million increase in net gains on principal transactions as the first half of fiscal 2013 included a $3.6 million gain recognized from the sale of our shares of USHS common stock offset by a $0.7 million loss related to our auction rate security owned.  Net interest expense increased $0.5 million primarily due to a $0.3 million increase in the long-term debt discount’s accretion expense.  The value of our deferred compensation plan’s investments increased by $1.2 million during the first half of fiscal 2014 compared to the last year offsetting a portion of the decrease.

Overall operating expenses increased $0.1 million for the six-months ended December 31, 2013 compared to the six-months ended December 31, 2012 primarily due to a $1.3 million increase in expenses related to the increase in the value of our deferred compensation plan investments offset by a $1.3 million decrease in executive and administrative compensation expense savings.

FINANCIAL CONDITION

Investments

In fiscal 2013, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio.  The securities portfolio is structured to provide cash flows to ensure that adequate funds are available for new loan originations.

The book value of the Bank’s investment portfolio at December 31, 2013 and June 30, 2013 was as follows (in thousands):

	December 31, 2013	June 30, 2013
Government-sponsored enterprises—
held to maturity securities	$ 14,595	$ 17,423
Government-sponsored enterprises—
FHLB stock	4,709	4,657
Government-sponsored enterprises—
available for sale securities	536,243	474,906
Municipal obligations—
available for sale securities	43,911	28,224
Equity method investments	4,190	3,844
	$ 603,648	$ 529,054

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous seven quarters.  During the second quarter of fiscal 2014, management changed from using the current and the previous five quarters in the calculation to the current and the previous seven quarters for a more conservative approach and to be more indicative of the current economic outlook.  Management adjusts the historical loss rates to reflect changes in the real estate market, current market environment for commercial loans, credit quality to reflect increased credit risk not captured in the historical loss, significant concentrations of product types and trends in portfolio volume to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan portfolio.   Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as option adjustable rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial "teaser" rates, can have a greater risk of non-collection than other loans.  At December 31, 2013, the Bank had $7.5 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at December 31, 2013.  At December 31, 2013, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates and had no single family interest only loans.

At December 31, 2013, the Bank’s loan portfolio included a total of $1.0 million in loans with high loan-to-value ratios.  High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan.  At December 31, 2013, all of these loans were 1-4 single family or lot loans to home builders in North Texas.  We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at December 31, 2013, the Bank had no loans with a high loan-to-value ratio that were deemed impaired.  Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital.  At December 31, 2013, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s BOD. We may also obtain additional appraisals when the borrower’s performance indicates it may default.  After a loan default and foreclosure, we obtain new appraisals to determine the fair value of the foreclosed asset. We obtain updated appraisals on foreclosed properties on an annual basis, or more frequently if required by market conditions, until we sell the property.

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. In the past four years, because our problem loans and losses were concentrated in real estate related loans, we paid particular attention to real estate market deterioration and the concentration of capital in our real estate related loans. Improvement or additional deterioration in the residential and commercial real estate markets may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance for loan losses could be materially understated.

Loans receivable, including loans measured at fair value, at December 31, 2013 and June 30, 2013 are summarized as follows (in thousands):

	December 31, 2013	June 30, 2013
Residential
Purchased mortgage loans
held for investment	$ 89,583	$ 174,037
1-4 family	55,155	59,910
	144,738	233,947
Lot and land development
Residential land	599	3,102
Commercial land	5,399	5,886
	5,998	8,988

Residential construction	731	1,367
Commercial construction	3,549	1,668
Commercial real estate	187,020	214,446
Multifamily	123,203	99,833
Commercial loans	69,690	58,718
Consumer loans	2,736	1,959
	537,665	620,926
Allowance for probable loan loss (*)	(9,448)	(12,343)
	$ 528,217	$ 608,583

__________

 (*)  There is no allowance for probable loan loss for loans measured at fair value or purchased mortgage loans held for investment.  Purchase mortgage loans held for investment are held on average for 25 days or less, substantially reducing credit risk.

The decrease in purchased mortgage loans held for investment from June 30, 2013 to December  31, 2013 was representative of an overall decline in the first half of fiscal 2014 in the mortgage industry’s production levels.  The nature of purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at December  31, 2013, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial
real estate and multifamily	$ 46,417	$ 134,262	$ 133,093	$ 313,772
Commercial loans	34,403	23,379	11,908	69,690
Residential construction loans	51	680	-	731
Total	$ 80,871	$ 158,321	$ 145,001	$ 384,193

Amount of loans based upon:
Floating or adjustable interest rates	$ 72,030	$ 86,120	$ 72,128	$ 230,278
Fixed interest rates	8,841	72,201	72,873	153,915
Total	$ 80,871	$ 158,321	$ 145,001	$ 384,193

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

Non-performing assets and classified loans as of December 31, 2013 and June 30, 2013 were as follows (dollars in thousands):

	December 31, 2013	June 30, 2013
Loans accounted for on a non-
accrual basis
1-4 family	$ 6,485	$ 7,792
Lot and land development	992	2,418
Residential construction	573	601
Commercial real estate	4,076	7,611
Commercial loans	3,891	4,024
	16,017	22,446
Non-performing loans as a
percentage of total loans	3.0%	3.6%

REO
1-4 family	1,669	1,801
Lot and land development	1,967	4,008
Commercial real estate	3,226	4,065
Commercial loans	493	291
	7,355	10,165
Performing troubled debt
restructuring (*)	3,544	5,349
Non-performing assets	$ 26,916	$ 37,960

Non-performing assets as a
percentage of total assets	2.1%	3.0%

Current classified assets
1-4 family	$ 99	$ 223
Lot and land development	317	965
Multifamily	-	692
Commercial real estate	19,536	22,616
Commercial loans	1,147	5,114
	21,099	29,610
Total classified assets
1-4 family	8,405	10,080
Lot and land development	3,276	7,391
Multifamily	-	692
Residential construction	573	601
Commercial real estate	29,915	38,801
Commercial loans	5,846	10,005
	$ 48,015	$ 67,570

__________

 (*) The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans.  See discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

Approximately $226,000, $305,000, $445,000, and $703,000 of gross interest income would have been recorded in the three and six-months ended December 31, 2013 and 2012, respectively, had the non-accrual loans been recorded in accordance with their original terms.  There was $1,000 and $8,000 of interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and six-months ended December 31, 2013 and no interest income for the three-months ended December 31, 2012, and approximately $15,000 in the six-months ended December 31, 2012.

The Bank has managed the growth in REO and non-performing assets and reduced these loans and properties by preparing an asset-by-asset plan for each asset category.  Management’s focus on the continued reduction of these asset classes may have a material impact on the Bank’s future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 27.2% at December  31, 2013.  Classified assets decreased $19.6 million from June 30, 2013 and substantially all classified loans by collateral location are in Texas.  Bank management continues to be focused on reducing the classified asset ratio through the disposal of these assets.  Depending on the method used, the Bank may be required to record additional write-downs of these assets.  While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and six-months ended December 31, 2013 and 2012 (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Balance at beginning of period	$ 5,721	$ 32,488	$ 10,165	$ 32,257
Foreclosures	2,270	8,405	2,674	10,891
Sales	(636)	(11,105)	(5,283)	(13,006)
Write-downs	-	(367)	(201)	(926)
Other	-	-	-	205
Balance at end of period	$ 7,355	$ 29,421	$ 7,355	$ 29,421

The following table presents the Bank’s classified assets as of December  31, 2013 by year of origination of the loan (in thousands):

			Performing
	Non-		Troubled	Current
Year	Performing		Debt	Classified
Originated	Loans	REO	Restructuring	Assets	Total
Fiscal 2008 or prior	$ 5,371	$ 4,548	$ 358	$ 7,130	$ 17,407
Fiscal 2009	1,303	1,518	-	7,948	10,769
Fiscal 2010	8,534	1,289	1,343	4,571	15,737
Fiscal 2011	411	-	35	1,255	1,701
Fiscal 2012	398	-	108	9	515
Fiscal 2013	-	-	1,700	138	1,838
Fiscal 2014	-	-	-	48	48
	$ 16,017	$ 7,355	$ 3,544	$ 21,099	$ 48,015

The following table presents an analysis of the allowance for probable loan losses for the three and six-months ended December 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Balance at beginning of period	$ 12,206	$ 20,892	$ 12,343	$ 22,402
Continuing operations:
Charge-offs:
Lot and land development	-	-	(4)	(182)
1-4 family	-	(12)	(97)	(163)
Commercial real estate	(35)	(410)	(51)	(1,113)
Commercial loans	(47)	(680)	(67)	(1,608)
Total charge-offs	(82)	(1,102)	(219)	(3,066)
Recoveries:
Residential construction	5	17	63	36
Lot and land development	3	54	10	187
1-4 family	9	13	61	69
Commercial real estate	116	20	439	83
Commercial loans	16	188	42	371
Consumer loans	-	5	-	5
Total recoveries	149	297	615	751
Net (charge-offs) recoveries	67	(805)	396	(2,315)
(Recapture) provision charged
to operations	(2,825)	(1,450)	(3,291)	(1,450)
	(2,758)	(2,255)	(2,895)	(3,765)
Balance at end of period	$ 9,448	$ 18,637	$ 9,448	$ 18,637

Ratio of net charge-offs during the period
to average loans outstanding during the
period	-0.01%	0.10%	-0.07%	0.29%

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

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.  During fiscal 2013, the Bank reestablished marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.  Through the second quarter of fiscal 2014, the Bank has continued these marketing efforts in order to grow the Bank’s loan portfolio.

The allowance for probable loan losses by type of loans as of December 31, 2013 and June 30, 2013 was as follows (dollars in thousands):

	December 31, 2013			June 30, 2013
			Percent			Percent
		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 6	0.1%	0.1%	$ 49	0.2%	0.4%
Lot and land development	124	1.1	1.3	374	1.4	3.0
1-4 family	1,319	26.9	14.0	1,528	37.7	12.4
Commercial real estate	3,069	35.5	32.5	3,290	34.8	26.7
Multifamily	2,893	22.9	30.6	3,567	16.1	28.9
Commercial loans	2,018	13.0	21.3	3,530	9.5	28.6
Consumer loans	19	0.5	0.2	5	0.3	-
	$ 9,448	100.0%	100.0%	$ 12,343	100.0%	100.0%

At December 31, 2013, approximately 32.5% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 35.5% of its total loan portfolio.  This was up from June 30, 2013 when approximately 26.7% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio.  Commercial real estate loans tend to be individually larger than residential loans and deterioration in this portfolio can lead to volatility in earnings.   At December 31, 2013, the loan loss allowance related to multifamily loans was 30.6% as compared to multifamily loans constituting 22.9% of the Bank’s total loan portfolio.  The larger allocation of the allowance to multifamily loans reflects the recent growth in this portfolio.

Additionally, at December 31, 2013, approximately 21.3% of the Bank’s loan loss allowance was allocated to its commercial loans portfolio, while the Bank’s commercial loan portfolio represented approximately 13.0% of its total loan portfolio.  This decrease from June 30, 2013 was due primarily to the approximately $2.1 million payment received on an outstanding loan for which the Bank had a specific impairment reserve recorded.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and six-months ended December 31, 2013 can be found in the discussion of the Bank’s net interest income under the caption  "Results of Operations-Segment Information-Banking."

The Bank had $11.4 million and $12.5 million in certificates of deposit of $100,000 or greater at December  31, 2013 and June 30, 2013, respectively.  The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits.  These core deposits provide the Bank with a stable and low cost funding source.  The Bank also utilizes long-term Federal Home Loan Bank (“FHLB”) borrowings to match long-term fixed rate loan funding.  At December  31, 2013, the Bank had $876.5 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short-Term Borrowings and Advances from FHLB

The following table represents short-term borrowings and advances from the FHLB that were due within one year during the three and six-months ended December 31, 2013 and 2012 (dollars in thousands):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2013		2012		2013		2012
		Interest		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$ 14,344	3.93%	$ 14,061	4.10%	$ 14,344	3.93%	$ 14,061	4.10%
Average balance during period	14,398	3.93%	14,524	4.10%	14,480	3.93%	14,792	4.20%
Maximum month-end balance during year	14,453	-	16,429	-	14,615	-	16,704	-

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next 12 months.  However, our forecast may not prove to be accurate or we may need to raise additional capital.  As a result, from time to time, management evaluates various opportunities to supplement the company’s sources of liquidity and capital.  In fiscal 2012, this evaluation led to our entering into the Credit Agreement with Hilltop and Oak Hill, as discussed below.  Should we determine we need to obtain additional long-term debt at SWS Group, regulatory approval and approval from Hilltop and Oak Hill would be required.

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011 (assuming the warrants are exercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of December  31, 2013, SWS Group had utilized $70.0 million of the $100.0 million by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million and (iii) contributing $30.0 million in capital to Southwest Securities.  On January 8, 2014, the remaining $30.0 million was loaned to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.  See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets that are readily convertible into cash.  Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets.  We maintain an allowance for doubtful accounts that represents amounts that are necessary in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.  Management believes that the present liquidity position of the brokerage businesses is adequate to meet its needs over the next 12 months.

Short-Term Borrowings. At December  31, 2013, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement, and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines.  At December  31, 2013, we had uncommitted broker loan lines of up to $425.0 million.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts.  These lines may also be used to release pledged collateral against day loans.  These credit arrangements are provided on an "as offered" basis, are not committed lines of credit and can be terminated at any time by the lender.  Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate.  At December  31, 2013, $75.0 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $126.8 million.  Our ability to borrow additional funds is limited by our eligible collateral.

Unsecured Line of Credit.  We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an "as offered" basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing.  At December  31, 2013, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement.  At December  31, 2013, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest of 0.5% per annum.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  The letter of credit agreement is renewable semi-annually.  At December  31, 2013, we had no outstanding undrawn letters of credit.  This letter of credit had no collateral balance at December 31, 2013 as there is no outstanding undrawn letters of credit.

We also pledge customer securities to the Options Clearing Corporation to support open customer positions.  At December 31, 2013, we had pledged $86.4 million to support these open customer positions.

Revolving Committed Credit Facility.    On January 28, 2011, Southwest Securities entered into a $45.0 million committed revolving credit facility with an unaffiliated bank.  The commitment fee for the credit facility is 0.375% per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement was renewed on January 23, 2014 and has the same terms as the initial agreement.  The credit facility requires Southwest Securities to maintain tangible net worth of $150.0 million.  As of December  31, 2013, there was no outstanding balance under this credit facility.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations.  The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash.  At December  31, 2013, the Bank had net borrowing capacity from the FHLB of $92.6 million.  In addition, at December  31, 2013, the Bank had the ability to borrow up to $36.6 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate of 50 basis points over the federal funds target rate.  At December  31, 2013, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk.  The Bank manages the periodic repricing of its interest-earning assets and its interest-bearing liabilities.  Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "GAP" data.  (See the Bank’s GAP analysis in "-Risk Management-Market Risk-Interest Rate Risk-Banking.")  At December  31, 2013, $876.5 million of the Bank’s deposits were from the brokerage customers of Southwest Securities.  Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined) (without giving effect to the Basel III final rule).  At December 31, 2013, the Bank had a total risk-based capital ratio of 27.4% and the Bank had a Tier I (core) capital ratio of 13.8%.  At December 31, 2013, the Bank had a Tier I risk-based capital ratio of 26.2%  Under federal law, the OCC may require the Bank to apply other measures of risk-weight or capital ratios that the OCC deems appropriate.  In connection with the termination of the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011, on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier I capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all of its capital adequacy requirements.  As of December  31, 2013, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well-capitalized.

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

Cash Flow

Net cash provided by operating activities totaled $36.7 million for the six-months ended December 31, 2013 compared to net cash used in operating activities of $105.2 million for the six-months ended December 31, 2012.   The net cash provided by operating activities for the six-months ended December 31, 2013 was due to the $84.2 million decrease in net receivable from client accounts and other broker, dealer and clearing organizations offset by a $21.4 million increase in securities purchased under agreements to resell and a $26.6 million increase in our securities owned inventory.

Net cash provided by investing activities was $3.0 million and $6.8 million for the six-months ended December 31, 2013 and 2012, respectively. Proceeds from cash received at the Bank from loan pay-downs net of originations of $78.1 million, along with $5.7 million in proceeds from the sale of REO were used to increase the Bank’s net investment portfolio by $74.6 million.

Net cash used in financing activities totaled $29.6 million for the six-months ended December 31, 2013 compared to net cash provided by financing activities of $96.2 million for the six-months ended December 31, 2012.  The primary driver of the cash used in financing activities was a decrease in net cash proceeds from short-term borrowings offset by increases in cash proceeds from repurchase agreements, the FHLB and an increase in deposits at the Bank.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

We periodically repurchase our shares of common stock. We currently have not approved a repurchase plan, and any such plan would require, in addition to BOD approval, the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us.  During the six-months ended December 31, 2013, the plan purchased approximately 50,000 shares of common stock at a cost of approximately $288,000, or $5.76 per share, and approximately 31,500 shares were sold or distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting.  As a result, in the six-months ended December 31, 2013, we repurchased approximately 1,100 shares of common stock with a market value of approximately $6,000, or an average of $5.55 per share, to cover tax liabilities.

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

RISK MANAGEMENT

In an effort to assist the company in managing enterprise risk, and at the Board of Director’s request, the company engaged a firm to perform an analysis of the company’s enterprise risk management process in 2010.  During fiscal 2011, based on the Board of Director’s recommendations, we initiated an enterprise risk management program and formed an enterprise risk management committee.  Enterprise risk is viewed as the threat from an event, action of loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence.  The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the BOD on a quarterly basis.  During fiscal 2013, we hired a full time risk manager for the consolidated group who serves as the primary liaison with our risk management consultants.  We continue to utilize the consultants to improve risk management processes, procedures and reporting.

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

Banking.  Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames.  This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads.  We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets.  The Bank has established percentage change limits in both interest margin and net portfolio value.  To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates.  To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared using internal modeling data for net portfolio value.  These analyses are conducted on a quarterly basis for the Bank’s BOD.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-28.21%
+200	-18.55%
+100	-9.13%
0	0.00%
-100	-7.14%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December  31, 2013 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$ 354,278	$ 34,420	$ 84,189	$ 64,778
Securities and FHLB stock	27,150	21,907	36,404	513,997
Interest-bearing deposits	98,141	-	-	-
Total earning assets	479,569	56,327	120,593	578,775

Interest-bearing liabilities:
Transaction accounts and savings	910,055	-	-	-
Certificates of deposit	11,098	9,047	7,155	745
Borrowings	12,526	1,812	8,709	75,204
Total interest-bearing liabilities	933,679	10,859	15,864	75,949

GAP	$ (454,110)	$ 45,468	$ 104,729	$ 502,826

Cumulative GAP	$ (454,110)	$ (408,642)	$ (303,913)	$ 198,913

Market Price Risk.  We are exposed to market price risk as a result of making markets and taking proprietary positions in securities.  Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios,  “Restricted cash and cash equivalents”, and “Securities available for sale” in our available-for-sale portfolio which are subject to interest rate and market price risk at December  31, 2013 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$ 46	$ 6,466	$ 10,914	$ 38,756	$ 56,182
U.S. government and government
agency obligations	6,749	(507)	(8,925)	(169)	(2,852)
Corporate obligations	(5,657)	(13,723)	3,566	20,342	4,528
Total debt securities	$ 1,138	$ (7,764)	$ 5,555	$ 58,929	$ 57,858
Corporate equity securities	-	-	-	1,200	1,200
Other	22,041	-	-	-	22,041
	$ 23,179	$ (7,764)	$ 5,555	$ 60,129	$ 81,099

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	1.30%	1.71%	2.94%	5.03%	4.24%
U.S. government and government
agency obligations	0.04	1.25	2.93	3.11	2.54
Corporate obligations	1.19	2.08	3.93	4.83	3.15

Restricted cash and cash equivalents
Restricted cash and cash equivalents	$ 30,049	$ -	$ -	$ -	$ 30,049

Available-for-sale securities, at fair
value
Securities available for sale	$ 44,484	$ 60,910	$ 33,083	$ 441,814	$ 580,291

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of December 31, 2013.  Based on such evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2013, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six-months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SWS Group, Inc.
(Registrant)

February 6, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

February 6, 2014	/S/ J. Michael Edge
(Date)	(Signature)
J. Michael Edge
Chief Financial Officer
(Principal Financial Officer)

February 6, 2014	/S/ Laura Leventhal
(Date)	(Signature)
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
101

The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2013 and June 30, 2013; (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and six-months ended December 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six-months ended December 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements

__________________

* Filed herewith