Form 10-Q
period 2014-03-31
SWS GROUP INC
filed 2014-05-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

   Yes _______            No __X____

As of May 2, 2014, there were 33,068,118 shares of the registrant's common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2014 and June 30, 2013

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$ 87,763	$ 111,046
Restricted cash and cash equivalents	-	30,047
Assets segregated for regulatory purposes	189,961	164,737
Receivable from brokers, dealers and clearing organizations	1,869,238	1,698,474
Receivable from clients, net of allowance	264,038	286,446
Loans, net (including $51,295 of loans measured at fair value at March
31, 2014 and $13,757 at June 30, 2013)	558,041	608,583
Securities owned, at fair value	288,969	209,633
Securities held to maturity	13,553	17,423
Securities purchased under agreements to resell	97,504	51,996
Goodwill	7,552	7,552
Securities available for sale	575,679	503,276
Other assets	97,928	91,160
	$ 4,050,226	$ 3,780,373

Liabilities and Stockholders’ Equity
Short-term borrowings	$ 50,000	$ 131,500
Payable to brokers, dealers and clearing organizations	1,795,811	1,532,971
Payable to clients	359,494	335,655
Deposits	995,601	993,719
Securities sold under agreements to repurchase	69,961	37,012
Securities sold, not yet purchased, at fair value	177,460	134,735
Drafts payable	30,624	28,889
Advances from Federal Home Loan Bank (“FHLB”)	92,430	97,565
Long-term debt, net	86,537	83,102
Stock purchase warrants (“warrants”)	31,033	24,197
Other liabilities	54,215	65,742
	$ 3,743,166	$ 3,465,087
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares;
none issued	-	-
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,754,033 shares at March 31,
2014; issued 33,312,140 and outstanding 32,629,213 shares at
June 30, 2013	3,331	3,331
Additional paid-in capital	324,221	325,030
Accumulated deficit	(10,134)	(3,361)
Accumulated other comprehensive loss – unrealized holding loss, net of
tax of $(4,067) at March 31, 2014 and $(2,963) at June 30, 2013	(7,331)	(5,334)
Deferred compensation, net	3,176	3,352
Treasury stock ( 558,107 shares at March 31, 2014 and 682,927
shares at June 30, 2013, at cost)	(6,203)	(7,732)
Total stockholders’ equity	307,060	315,286
Total liabilities and stockholders’ equity	$ 4,050,226	$ 3,780,373

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and nine-months ended March 31, 2014 and March 29, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	March 31,	March 29,	March 31,	March 29,
	2014	2013	2014	2013
Revenues:
Net revenues from clearing operations	$ 2,170	$ 2,082	$ 6,676	$ 6,398
Commissions	30,247	31,275	90,558	94,965
Interest	22,273	22,800	65,501	72,696
Investment banking, advisory and administrative fees	9,704	9,196	31,103	31,361
Net gains on principal transactions	8,203	5,511	23,843	25,163
Other	4,891	7,191	19,785	18,953
Total revenue	77,488	78,055	237,466	249,536

Interest expense	11,814	11,301	34,311	33,328
Net revenues	65,674	66,754	203,155	216,208

Non-interest expenses:
Commissions and other employee compensation	48,753	52,077	150,082	158,338
Occupancy, equipment and computer service costs	7,676	7,829	23,157	23,089
Communications	3,384	3,371	10,094	9,925
Floor brokerage and clearing organization charges	1,189	951	3,374	2,913
Advertising and promotional	459	922	1,721	2,327
Recapture of loan loss	(1,578)	-	(4,869)	(1,450)
Other	7,217	7,320	19,507	23,780
Total non-interest expenses	67,100	72,470	203,066	218,922

Other losses:
Unrealized loss on warrants valuation	(6,745)	(3,840)	(6,836)	(264)
Loss before income tax expense (benefit)	(8,171)	(9,556)	(6,747)	(2,978)
Income tax expense (benefit)	586	(3,838)	27	(1,985)
Net loss	(8,757)	(5,718)	(6,774)	(993)
Other comprehensive loss:
Net losses recognized in other comprehensive
loss net of tax of $(404) and $0 for the three-months
ended, March 31, 2014, and March 29, 2013,
respectively, and $(503) and $0 for the nine-months
ended March 31, 2014 and March 29, 2013,
respectively, on cash flow hedging	(751)	-	(934)	-
Net gains (losses) recognized in other comprehensive loss,
net of tax of $1,513 and $(397) for the
three-months ended March 31, 2014 and
March 29, 2013, respectively, and $(600) and
$(692) for the nine-months ended
March 31, 2014 and March 29, 2013,
respectively, on available for sale securities	2,811	(725)	(1,063)	(1,260)

Net income (loss) recognized in other
comprehensive loss	2,060	(725)	(1,997)	(1,260)
Comprehensive loss	$ (6,697)	$ (6,443)	$ (8,771)	$ (2,253)

Loss per share – basic
Net loss	$ (0.27)	$ (0.17)	$ (0.21)	$ (0.03)
Weighted average shares outstanding – basic	33,020,499	32,896,805	32,987,933	32,857,860

Loss per share – diluted
Net loss	$ (0.27)	$ (0.17)	$ (0.21)	$ (0.03)
Weighted average shares outstanding – diluted	33,020,499	32,896,805	32,987,933	32,857,860

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine-months ended March 31, 2014 and March 29, 2013

 (In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 31, 2014	March 29, 2013
Cash flows from operating activities:
Net loss	$ (6,774)	$ (993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,076	4,103
Accretion of discount on long-term debt	3,435	2,963
Amortization of deferred debt issuance costs	369	369
Increase in fair value of warrants	6,836	264
Amortization of premiums /discounts on loans purchased	(22)	(92)
Amortization of premiums /discounts on investment securities	1,856	1,436
Amortization of prepayment penalty on advances from FHLB	34	22
Provision for doubtful accounts on receivables from customers	720	720
(Recapture) provision of loan loss and write downs on real estate
owned (“REO”)	(4,606)	24
Deferred income tax (benefit) expense	(3,547)	2,626
Allowance for deferred tax asset	3,325	(256)
Deferred compensation for deferred compensation plan and
restricted stock plans	(1,759)	(1,035)
Gain on sale of loans	(558)	(1,513)
Loss on fixed assets transactions	196	3
Gain on sale of available for sale investment securities	(483)	(3,645)
(Gain) loss on sale of REO and other repossessed assets	(569)	752
Gain on issuer’s redemption of investment securities	-	(7)
Loss (Gain) on equity in earnings of unconsolidated ventures	803	(616)
Dividend received on investments	(15)	(13)
Gain on fair value option of loans	(368)	-
Loss on interest rate swaps	251	-
Change in operating assets and liabilities:
Decrease in restricted cash	49	-
Increase in assets segregated for regulatory purposes	(25,224)	(743)
Net change in broker, dealer and clearing organization accounts	92,076	(56,525)
Net change in client accounts	45,527	(5,173)
Increase in securities owned	(79,336)	(102,101)
Increase in securities purchased under agreements to resell	(45,508)	(19,372)
Decrease in other assets	686	6,475
Increase in drafts payable	1,735	1,706
Increase in securities sold, not yet purchased	42,725	49,077
Decrease in other liabilities	(9,784)	(3,691)
Net cash provided by (used in) operating activities	26,146	(125,235)
(continued)

(continued)	March 31, 2014	March 29, 2013
Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	$ (3,315)	$ (3,091)
Proceeds from the sale of fixed assets and real estate	9,305	17,629
Loan originations and purchases	(1,723,683)	(4,431,223)
Loan repayments	1,769,190	4,603,333
Purchase of investment securities	(177,085)	(161,736)
Proceeds from the issuer’s redemption of investment securities	-	12,000
Cash received on investments	39,501	36,289
Proceeds from the sale of loans held for investment	6,200	11,580
Proceeds from the sale of FHLB stock	213	744
Purchases of FHLB stock	(45)	-
Proceeds from the sale/ maturity of available for sale securities	52,916	29,611
Cash paid to unwind/ terminate interest rate swap positions	(458)	-
Investment in unconsolidated subsidiaries	(300)	(180)
Net cash (used in) provided by investing activities	(27,561)	114,956

Cash flows from financing activities:
Payments on short-term borrowings	(1,916,403)	(1,779,350)
Cash proceeds from short-term borrowings	1,864,903	1,897,850
Increase (decrease) in deposits	1,882	(16,113)
Advances from the FHLB	5,540	-
Payments on advances from the FHLB	(10,709)	(12,029)
Fee payment for FHLB restructuring	-	(166)
Cash proceeds on securities sold under agreements to repurchase	32,949	17,336
Proceeds related to deferred compensation plan	258	206
Purchase of treasury stock related to deferred compensation plan	(288)	(121)
Net cash (used in) provided by financing activities	(21,868)	107,613

Net (decrease) increase in cash and cash equivalents	(23,283)	97,334
Cash and cash equivalents at beginning of period	111,046	81,826
Cash and cash equivalents at end of period	$ 87,763	$ 179,160

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$ 2,071	$ 676
Foreclosures on loans	$ 4,652	$ 11,076
Investments sold not settled	$ 13,039	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 29,568	$ 38,882
Income taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2014 and March 29, 2013

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 31,  2014, and for the three and nine-months ended March 31,  2014 and March 29, 2013, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 30, 2013 filed on September 6, 2013 on the Annual Report on Form 10-K (the “Fiscal 2013 Form 10-K”).  Amounts as of June 30, 2013 are derived from the audited consolidated financial statements filed on the Fiscal 2013 Form 10-K.  All significant inter-company balances and transactions have been eliminated upon consolidation.

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

The Bank is a federally chartered savings bank regulated by the Office of the Comptroller of the Currency ("OCC").  The Board of Governors of the Federal Reserve System (“FRB”) supervises and regulates SWS Group and SWS Banc.  SWS Banc is a wholly-owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Reclassifications.    “Investment banking, advisory and administrative fees” on the Consolidated Statements of Comprehensive Loss of $726,000 and $2,350,000 for the three and nine-months ended March 29,  2013 were reclassified to conform to the fiscal 2014 presentation.  In previous periods the amounts were presented in “Net gains on principal transactions” on the Consolidated Statements of Comprehensive Loss.

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

Merger Agreement.    On March 31, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop Holdings, Inc. (“Hilltop”) and a wholly-owned subsidiary of Hilltop, whereby if the merger contemplated therein is completed, the Company will become a wholly-owned subsidiary of Hilltop.  If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 of cash and 0.2496 of a share of Hilltop common stock.   It is currently anticipated that the completion of the merger will occur by the end of 2014 subject to the receipt of SWS Group stockholder approval, regulatory approvals and other customary closing conditions.

During the three-months ended March 31, 2014, the Company incurred expenses of approximately $2,356,000 in legal and professional fees recorded in other expenses on the Consolidated Statements of Comprehensive Loss in connection with the proposed merger with Hilltop.  Additional costs are expected to be incurred until the merger is completed.

Regulatory.  The final provisions of the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) were issued December 10, 2013, with an effective date of April 1, 2014 and a compliance date of July 21, 2015.  The Volcker Rule provisions of the Dodd-Frank Act require the federal financial regulatory agencies to adopt rules that prohibit banks, bank holding companies, and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (including hedge funds and private equity funds), subject to certain exceptions.  The Company’s securities trading and investment activities at the holding company, the broker/dealer and the Bank are subject to these final provisions.    The final rules are highly complex, and many aspects of their application remain uncertain.

Based on management’s interpretation of the final provisions of the rule, the Bank’s equity method investments would be excluded from the definition of a “covered” fund as these investments would meet the definition of “public welfare investment” funds, “designed primarily to promote the public welfare.” Currently, the Bank invests in these funds as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). One of these investments also meets the definition of a small business investment company.    SWS Group’s equity method investment in a venture capital fund would also be excluded from the definition of a “covered” fund as this investment meets the definition of a small business investment company.  In addition, at March 31, 2014, the Bank’s investment portfolio does not contain other securities subject to the Volcker Rule such as collateralized loan obligations (CLO’s) or non-agency collateralized mortgage obligations (CMO’s).  The Bank’s held to maturity and available for sale investments are all exempt from the Volcker Rule as these securities are investments in U.S. government, agency and municipal obligations, which are permitted under the provisions of the Volcker Rule.

According to the Volcker Rule, proprietary trading involves a short-term intent, usually 60 days or less.  Banking entities are prohibited from engaging in proprietary trading including the purchase or sale of any security, derivative, commodity future or option for the purpose of short-term gain unless certain exemptions apply.  Exempted activities include the following: 1) underwriting; 2) market making; 3) risk mitigating hedging; 4) trading in certain government securities; 5) employee compensation plans and 6) transactions entered into on behalf of clients.     Management has reviewed the processes and procedures in regard to proprietary trading and believes that the Company is currently in compliance with the provisions of the Volcker Rule regarding proprietary trading.

Update of Significant Accounting Policies.  A summary of the Company’s significant accounting policies is included in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Fiscal 2013 Form 10-K.   Except as discussed herein, there have been no significant accounting changes since June 30, 2013.

Accounting Pronouncements.  The Financial Accounting Standards Board (“FASB”) and the SEC recently issued the following accounting pronouncements, which are applicable to SWS.  Any other new accounting pronouncements that are not specifically identified in SWS’s disclosures are not applicable to SWS:

Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).”  In July 2013, the FASB issued ASU 2013-11 which explicitly states the guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exits.  This pronouncement clarifies the presentation of the unrecognized tax benefit as there is not currently a standard industry practice.  This pronouncement states an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward.  The presentation is limited if the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date due to tax law or the entity does not recognize its deferred tax asset.  In addition, the unrecognized tax benefit should be presented as a liability separate from the deferred tax asset.  The adoption of ASU 2013-11 will not impact the Company’s results of operations or financial position, but will impact the Company’s disclosures about the presentation of the deferred tax liability and asset.  ASU 2013-11 is effective for annual reporting periods beginning after December 15, 2013; the Company’s first quarter of fiscal 2015.  The Company is in the process of evaluating the impact of ASU 2013-11 on its financial statements and processes.

ASU 2014-4, “Receivables—Troubled Debt Restructuring by Creditors (“ASU 2014-04”).”  In January 2014, the FASB issued ASU 2014-04 to clarify that when an in substance repossession or foreclosure occurs,   a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for annual reporting periods beginning after December 15, 2014; the Company’s first quarter of fiscal 2016.  The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts.  In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000.  At March 31,  2014 and June 30, 2013, cash balances included $70,226,000 and $37,833,000,  respectively, that were not federally insured because they exceeded federal insurance limits.  This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain reserve balances on hand or with the Federal Reserve Bank of Dallas.  At March 31,  2014 and June 30, 2013, these reserve balances amounted to $1,510,000 and $1,649,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the $100,000,000,  five year, unsecured credit agreement from Hilltop and Oak Hill (the “Credit Agreement”) that was entered into on July 29, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries.  See additional discussion in, “Debt Issued with Stock Purchase Warrants”.  Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20,000,000 loan from SWS Group to Southwest Securities was repaid and the Company’s Board of Directors, Hilltop and Oak Hill approved a $20,000,000 capital contribution to Southwest Securities.  The remaining $30,000,000 was loaned to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs in the third quarter of fiscal 2014.   Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows.  The Company held restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 31,  2014, SWS held cash of approximately $189,961,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (the "PAIB") at March 31,  2014.

At June 30, 2013, SWS held cash of approximately $164,737,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.  SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 30, 2013.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March  31, 2014 and June 30, 2013, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March 31, 2014	June 30, 2013
Receivable:
Securities failed to deliver	$ 22,508	$ 9,708
Securities borrowed	1,779,143	1,546,376
Correspondent broker/dealers	22,076	45,435
Clearing organizations	38,772	25,285
Other	6,739	71,670
	$ 1,869,238	$ 1,698,474

Payable:
Securities failed to receive	$ 28,213	$ 39,024
Securities loaned	1,711,638	1,471,319
Correspondent broker/dealers	13,662	16,352
Other	42,298	6,276
	$ 1,795,811	$ 1,532,971

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients.  SWS obtains or releases collateral as prices of the underlying securities fluctuate.  Both of these activities are reported on a gross basis by counterparty.  The following table provides information about these receivables and related collateral amounts at  March  31, 2014 and June 30, 2013.

March 31, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Securities Borrowed	$ 1,779,143	$ -	$ 1,779,143	$ (1,778,243)	$ -	$ 900
Securities Loaned (1)	1,711,638	-	1,711,638	(1,711,638)	-	-

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Securities Borrowed	$ 1,546,376	$ -	$ 1,546,376	$ (1,546,376)	$ -	$ -
Securities Loaned (1)	1,471,319	-	1,471,319	(1,471,319)	-	-

____________________

(1)  Under securities lending agreements, SWS had repledged $1,679,444,000 and $1,452,911,000 at March 31, 2014 and June 30, 2013, respectively.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico.

Loans receivable at March 31, 2014 and June 30, 2013 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $579,000 and $997,000 at March 31, 2014 and June 30, 2013, respectively (in thousands):

	March 31, 2014	June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 9,897	$ 2,662
Multifamily	41,398	11,095
	51,295	13,757
Other loans receivable:
Residential construction	785	1,367
Lot and land development	5,955	8,988
1-4 family	164,979	233,947
Commercial real estate	178,444	213,452
Multifamily	92,300	88,738
Commercial loans	69,709	58,718
Consumer loans	2,666	1,959
	514,838	607,169
	566,133	620,926
Allowance for probable loan losses	(8,092)	(12,343)
	$ 558,041	$ 608,583

At March 31, 2014 and June 30, 2013, the 1-4 family loans included $72,546,000 and $174,037,000, respectively, of purchased mortgage loans held for investment.  The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The Bank’s liquidity has increased due to lower mortgage purchase program volumes.  Because the volumes have not been replaced with current loan originations, the Bank made two loan purchases in the quarter ended March 31, 2014. The loans purchased were all single family residence mortgages and totaled approximately $40,000,000.

The analysis of the allowance for loan losses for the three and nine-months ended March 31,  2014 and 2013 and the recorded investment in loans receivable at March 31,  2014 and 2013 were as follows (in thousands):

	Three-Months Ended March 31, 2014
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 6	$ 124	$ 1,319	$ 3,069	$ 2,893	$ 2,018	$ 19	$ 9,448
Charge-offs	-	-	(189)	-	-	-	-	(189)
Recoveries	14	102	26	266	-	3	-	411
Net recoveries (charge-offs)	14	102	(163)	266	-	3	-	222
(Recapture) provision charged
to operations	(19)	(178)	715	(1,453)	(409)	(229)	(5)	(1,578)
Balance at end of period	$ 1	$ 48	$ 1,871	$ 1,882	$ 2,484	$ 1,792	$ 14	$ 8,092
Ending balance: individually
evaluated for impairment	$ -	$ -	$ 177	$ 129	$ -	$ 149	$ -	$ 455
Ending balance: collectively
evaluated for impairment	$ 1	$ 48	$ 1,694	$ 1,753	$ 2,484	$ 1,643	$ 14	$ 7,637

Financing receivables:
Balance at end of period	$ 785	$ 5,955	$ 164,979	$ 178,444	$ 92,300	$ 69,709	$ 2,666	$ 514,838
Ending balance: individually
evaluated for impairment	$ 564	$ 930	$ 6,552	$ 7,687	$ -	$ 4,347	$ -	$ 20,080
Ending balance: collectively
evaluated for impairment	$ 221	$ 5,025	$ 158,427	$ 170,757	$ 92,300	$ 65,362	$ 2,666	$ 494,758

	Three-Months Ended March 31, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 135	$ 674	$ 2,759	$ 7,768	$ 1,831	$ 5,464	$ 6	$ 18,637
Charge-offs	-	-	-	-	-	(51)	-	(51)
Recoveries	8	5	19	109	-	34	5	180
Net recoveries (charge-offs)	8	5	19	109	-	(17)	5	129
(Recapture) provision charged to
operations	(24)	(157)	(1,090)	(2,607)	5,445	(1,563)	(4)	-
Balance at end of period	$ 119	$ 522	$ 1,688	$ 5,270	$ 7,276	$ 3,884	$ 7	$ 18,766
Ending balance: individually
evaluated for impairment	$ 23	$ 254	$ 383	$ 1,159	$ -	$ 2,090	$ -	$ 3,909
Ending balance: collectively
evaluated for impairment	$ 96	$ 268	$ 1,305	$ 4,111	$ 7,276	$ 1,794	$ 7	$ 14,857

Financing receivables:
Balance at end of period	$ 2,167	$ 10,221	$ 265,631	$ 242,721	$ 75,468	$ 62,887	$ 1,602	$ 660,697
Ending balance: individually
evaluated for impairment	$ 619	$ 2,761	$ 10,611	$ 14,049	$ -	$ 4,619	$ -	$ 32,659
Ending balance: collectively
evaluated for impairment	$ 1,548	$ 7,460	$ 255,020	$ 228,672	$ 75,468	$ 58,268	$ 1,602	$ 628,038

	Nine-Months Ended March 31, 2014
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Charge-offs	-	(4)	(286)	(51)	-	(67)	-	(408)
Recoveries	77	112	87	705	-	45	-	1,026
Net recoveries (charge-offs)	77	108	(199)	654	-	(22)	-	618
(Recapture) provision charged
to operations	(125)	(434)	542	(2,062)	(1,083)	(1,716)	9	(4,869)
Balance at end of period	$ 1	$ 48	$ 1,871	$ 1,882	$ 2,484	$ 1,792	$ 14	$ 8,092

	Nine-Months Ended March 31, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Charge-offs	-	(182)	(163)	(1,113)	-	(1,659)	-	(3,117)
Recoveries	44	192	88	192	-	405	10	931
Net recoveries (charge-offs)	44	10	(75)	(921)	-	(1,254)	10	(2,186)
(Recapture) provision charged to
operations	(275)	(798)	(1,472)	(4,437)	4,410	1,134	(12)	(1,450)
Balance at end of period	$ 119	$ 522	$ 1,688	$ 5,270	$ 7,276	$ 3,884	$ 7	$ 18,766

As of March 31, 2014 and 2013, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment and loans measured at fair value, was 1.83% and 4.07%, respectively.  There was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of March 31, 2014 and June 30, 2013 were as follows (in thousands):

	March 31, 2014	June 30, 2013
Residential construction	$ 560	$ 601
Lot and land development	927	2,418
1-4 family	5,724	7,792
Commercial real estate	3,303	7,611
Commercial loans	3,874	4,024
	$ 14,388	$ 22,446

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility.  The Bank uses a standardized review process to determine which loans should be placed on non-accrual status.  At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely.  For loans where full collection is not likely, interest payments are applied to the outstanding principal and interest income is only recognized if full payment is made.  The average recorded investment in non-accrual loans for the nine-months ended March 31, 2014 and the twelve-months ended June 30, 2013 was approximately $17,211,000 and $25,516,000, respectively.  There was $2,000 and $31,000 of  interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and nine-months ended March 31, 2014 and approximately $7,000 and $39,000 of interest income for the three and nine-months ended March 31, 2013.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of March 31, 2014 and June 30, 2013 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
March 31, 2014
With no related allowance recorded:
Residential construction	$ 564	$ 742	$ -	$ 460	$ -
Lot and land development	930	1,200	-	139	-
1-4 family	5,197	6,975	-	5,509	6
Commercial real estate	5,017	5,136	-	6,244	182
Commercial loans	3,933	3,984	-	4,141	8
	15,641	18,037	-	16,493	196

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
March 31, 2014
With an allowance recorded:
Residential construction	$ -	$ -	$ -	$ 119	$ -
Lot and land development	-	-	-	1,247	-
1-4 family	1,355	1,429	177	2,330	28
Commercial real estate	2,670	3,757	129	2,052	-
Commercial loans	414	488	149	2,191	16
	4,439	5,674	455	7,939	44

March 31, 2014
Total
Residential construction	$ 564	$ 742	$ -	$ 579	$ -
Lot and land development	930	1,200	-	1,386	-
1-4 family	6,552	8,404	177	7,839	34
Commercial real estate	7,687	8,893	129	8,296	182
Commercial loans	4,347	4,472	149	6,332	24
	$ 20,080	$ 23,711	$ 455	$ 24,432	$ 240

June 30, 2013
With no related allowance recorded:
Residential construction	$ 383	$ 471	$ -	$ 438	$ -
Lot and land development	102	324	-	807	-
1-4 family	5,818	7,712	-	7,674	17
Commercial real estate	9,006	12,239	-	7,785	167
Commercial loans	4,430	5,092	-	1,582	26
	19,739	25,838	-	18,286	210

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2013
With an allowance recorded:
Residential construction	$ 222	$ 283	$ 23	$ 191	$ -
Lot and land development	2,326	2,543	233	1,879	-
1-4 family	3,543	3,870	178	6,398	67
Commercial real estate	3,265	4,188	105	10,048	15
Commercial loans	3,037	3,032	2,090	2,288	129
	12,393	13,916	2,629	20,804	211

June 30, 2013
Total
Residential construction	$ 605	$ 754	$ 23	$ 629	$ -
Lot and land development	2,428	2,867	233	2,686	-
1-4 family	9,361	11,582	178	14,072	84
Commercial real estate	12,271	16,427	105	17,833	182
Commercial loans	7,467	8,124	2,090	3,870	155
	$ 32,132	$ 39,754	$ 2,629	$ 39,090	$ 421

____________________

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the nine-months ended March 31, 2014 and the twelve-months ended June 30, 2013, respectively.
(3)	Represents interest income recognized on impaired loans for the nine-months ended March 31, 2014 and the twelve-months ended June 30, 2013, respectively.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses.  The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of March 31, 2014 and June 30, 2013 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total

March 31, 2014
Loans measured at fair value:
Commercial real estate	$ 9,897	$ -	$ -	$ 9,897
Multifamily	41,398	-	-	41,398
	51,295	-	-	51,295
Other loans receivable:
Residential construction	225	-	560	785
Lot and land development	4,711	-	1,244	5,955
1-4 family	158,990	-	5,989	164,979
Commercial real estate	150,756	4,540	23,148	178,444
Multifamily	92,300	-	-	92,300
Commercial loans	62,826	2,782	4,101	69,709
Consumer loans	2,666	-	-	2,666
	472,474	7,322	35,042	514,838
	$ 523,769	$ 7,322	$ 35,042	$ 566,133

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 2,662	$ -	$ -	$ 2,662
Multifamily	11,095	-	-	11,095
	13,757	-	-	13,757
Other loans receivable:
Residential construction	766	-	601	1,367
Lot and land development	5,605	-	3,383	8,988
1-4 family	225,434	234	8,279	233,947
Commercial real estate	171,085	7,631	34,736	213,452
Multifamily	88,046	-	692	88,738
Commercial loans	47,680	1,324	9,714	58,718
Consumer loans	1,959	-	-	1,959
	540,575	9,189	57,405	607,169
	$ 554,332	$ 9,189	$ 57,405	$ 620,926

____________________

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age of the Bank’s past due financing receivables as of March 31, 2014 and June 30, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2014
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 9,897	$ 9,897	$ -
Multifamily	-	-	-	-	41,398	41,398	-
	-	-	-	-	51,295	51,295	-
Other loans receivable:
Residential construction	-	-	-	-	785	785	-
Lot and land development	16	112	14	142	5,813	5,955	-
1-4 family	2,308	-	816	3,124	161,855	164,979	-
Commercial real estate	5,005	907	523	6,435	172,009	178,444	-
Multifamily	-	-	-	-	92,300	92,300	-
Commercial loans	394	-	3,676	4,070	65,639	69,709	-
Consumer loans	3	-	-	3	2,663	2,666	-
	7,726	1,019	5,029	13,774	501,064	514,838	-
	$ 7,726	$ 1,019	$ 5,029	$ 13,774	$ 552,359	$ 566,133	$ -

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 2,662	$ 2,662	$ -
Multifamily	-	-	-	-	11,095	11,095	-
	-	-	-	-	13,757	13,757	-
Other loans receivable:
Residential construction	-	-	-	-	1,367	1,367	-
Lot and land development	173	370	80	623	8,365	8,988	-
1-4 family	914	234	2,816	3,964	229,983	233,947	-
Commercial real estate	1,396	1,153	4,826	7,375	206,077	213,452	-
Multifamily	692	-	-	692	88,046	88,738	-
Commercial loans	750	3,812	135	4,697	54,021	58,718	-
Consumer loans	-	-	-	-	1,959	1,959	-
	3,925	5,569	7,857	17,351	589,818	607,169	-
	$ 3,925	$ 5,569	$ 7,857	$ 17,351	$ 603,575	$ 620,926	$ -

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

The table below presents the recorded investment in loans modified in TDRs as of March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Residential construction	$ 564	$ 605
Lot and land development	916	4,927
1-4 family	5,533	7,690
Commercial real estate	7,104	4,574
Commercial	708	497
	$ 14,825	$ 18,293

The allowance for loan losses associated with loans modified in TDRs as of March 31, 2014 and June 30, 2013, was $445,000 and $447,000, respectively.  The recorded investment includes $5,826,000 and $6,685,000 of loans on accrual status as of March 31, 2014 and June 30, 2013, respectively.  Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and nine-months ended March 31, 2014 and 2013 (dollars in thousands):

	Three-Months Ended March 31, 2014			Nine-Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
1-4 family	3	$ 212	$ 212	3	$ 212	$ 212
Commercial real estate	3	3,991	3,991	3	3,991	3,991
Commercial	-	-	-	1	168	168
	6	$ 4,203	$ 4,203	7	$ 4,371	$ 4,371

	Three-Months Ended March 31, 2013			Nine-Months End March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Residential construction	-	$ -	$ -	4	$ 648	$ 648
Lot and land development	2	514	514	9	3,742	3,742
1-4 family	3	361	361	8	1,669	1,656
Commercial real estate	1	278	278	3	374	374
Commercial	-	-	-	1	213	213
	6	$ 1,153	$ 1,153	25	$ 6,646	$ 6,633

____________

 (1) Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDRs during the three and nine-months ended March 31, 2014 and 2013 (in thousands):

	Amount of TDR Loan Modifications
Type of Modification	Three-Months Ended March 31, 2014	Nine-Months Ended March 31, 2014
Maturity date extension	$ 103	$ 103
Rescheduled future cash flows	3,991	4,159
Combination of maturity date extension
and reduction of the stated interest rate	109	109
	$ 4,203	$ 4,371

	Amount of TDR Loan Modifications
Type of Modification	Three-Months Ended March 31, 2013	Nine-Months Ended March 31, 2013
Maturity date extension	$ 249	$ 363
Reduction of the stated interest rate	-	60
Rescheduled future cash flows	278	983
Combination of maturity date extension
and rescheduling of future cash flows	350	2,996
Combination of maturity date extension
and reduction of the stated interest rate	-	26
Combination of maturity date extension,
reduction of the stated interest rate,
and rescheduling of future cash flows	84	2,013
Combination of reduction of the stated interest rate
and rescheduling of future cash flows	192	192
	$ 1,153	$ 6,633

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three and nine-months ended March 31, 2014 and 2013 are summarized in the following table (dollars in thousands):

	Three-Months Ended March 31, 2014		Nine-Months Ended March 31, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	-	$ -	2	$ 272

	Three-Months Ended March 31, 2013		Nine-Months Ended March 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$ 658	2	$ 658

The Bank has elected to measure certain loans at fair value.  See discussion in “Note 1(x). Fair Value of Financial Instruments” and “Note 1(g). Loans and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.  The Bank recognized interest income on loans measured at fair value separately from other changes in fair value.  As of March 31, 2014, there were no loans measured at fair value on non-accrual status or 90 days or more past due and still accruing.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of loans measured at fair value at March 31, 2014 and June 30, 2013 for the Bank (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
March 31, 2014
Commercial real estate	$ 9,875	$ 80	$ (58)	$ 9,897
Multifamily	41,197	246	(45)	41,398
	$ 51,072	$ 326	$ (103)	$ 51,295

Gross
	Amortized	Unrealized	Fair
	Cost	Losses (1)	Value
June 30, 2013
Commercial real estate	$ 2,787	$ (125)	$ 2,662
Multifamily	11,115	(20)	11,095
	$ 13,902	$ (145)	$ 13,757

____________

 (1)  Unrealized gains (losses) are recorded in other revenues on the Consolidated Statements of Comprehensive Loss.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 31,  2014 and June 30, 2013 consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Securities owned:
Corporate equity securities	$ 1,143	$ 1,520
Municipal obligations	67,719	30,116
U.S. government and government agency obligations	84,670	41,529
Corporate obligations	96,155	127,899
Other	39,282	8,569
	$ 288,969	$ 209,633

Securities sold, not yet purchased:
Corporate equity securities	$ 3	$ -
Municipal obligations	-	10
U.S. government and government agency obligations	97,949	54,086
Corporate obligations	79,508	80,639
	$ 177,460	$ 134,735

Securities owned and securities sold, not yet purchased are carried at fair value.  See additional discussion in “Fair Value of Financial Instruments”.

Some of these securities were pledged as collateral to secure short-term borrowings (see “Short-Term Borrowings”) and as security deposits at clearing organizations for the Company’s clearing business.  At March 31,  2014 and June 30, 2013, securities pledged as security deposits at clearing organizations were $6,349,000 and $3,000,000, respectively.

The Company also enters into “to-be-announced” securities (“TBAs”) in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients.  In general, the Company will enter into a TBA purchase agreement with the client and then immediately enter into a TBA sale agreement with identical terms and the same settlement date with a separate counter-party.  The Company earns revenue through a commission charged to the customer.  Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA.  At March 31, 2014, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $812,501,000.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	March 31, 2014	June 30, 2013

Government National Mortgage
Association ("GNMA") Securities	$ 13,553	$ 17,423

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000.  The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method.  These securities are classified as held to maturity and are accounted for at amortized cost.  The weighted average yield on this investment is expected to be 2.4% and the weighted average maturity is expected to be 2.1 years.

The Bank recorded $19,000 and $60,000 in amortization of the premiums during the three and nine-months ended March 31,  2014,  respectively.  During the three and nine-months ended March 31,  2014, the Bank received $1,129,000 and $4,154,000 of principal and interest payments, respectively, recording $106,000 and $344,000 in interest, respectively.

The Bank recorded $28,000 and $89,000 in amortization of the premiums during the three and nine-months ended March 31, 2013, respectively.  During the three and nine-months ended March 31, 2013, the Bank received $2,344,000 and $6,832,000 of principal and interest payments, respectively, recording $156,000 and $515,000 in interest, respectively.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at March 31,  2014, by contractual maturity date, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding gain

Due after ten years	$ 13,553	$ 13,899	$ 346

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At March 31,  2014  and June 30, 2013, SWS held reverse repurchase agreements collateralized by U.S. government and government agency obligations and securities sold under repurchase agreements.  These securities are reported on a gross basis in the Consolidated Statements of Financial Condition.

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

The following table provides information about these instruments and any related collateral amounts at March 31,  2014 and June 30, 2013.

March 31, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Reverse
Repurchase
Agreements	$ 97,504	$ -	$ 97,504	$ (97,416)	$ -	$ 88
Repurchase
Agreements	69,961	-	69,961	(69,628)	-	333

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Reverse
Repurchase
Agreements	$ 51,996	$ -	$ 51,996	$ (51,808)	$ -	$ 188
Repurchase
Agreements	37,012	-	37,012	(37,012)	-	-

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

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of these investments at March 31,  2014 and June 30, 2013 (dollars in thousands):

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
March 2014
Westwood common stock	2,219	$ 7	$ 222	$ -	$ (90)	$ 139
Municipal obligations	N/A	44,454	173	(678)	-	43,949
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	507,461	350	(10,415)	-	497,396
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	35,597	-	(1,402)	-	34,195
		$ 587,519	$ 745	$ (12,495)	$ (90)	$ 575,679

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2013
Westwood common stock	3,405	$ 7	$ 170	$ -	$ (31)	$ 146
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	479,970	138	(9,239)	-	470,869
Municipal obligations	N/A	29,289	-	(1,065)	-	28,224
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	4,127	-	(90)	-	4,037
		$ 513,393	$ 308	$ (10,394)	$ (31)	$ 503,276

In fiscal 2014 and 2013, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $177,085,000 and $319,836,000, including a net premium of $2,335,000 and $6,279,000, respectively.  The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.39 years at March 31, 2014 and 4.04 years at June 30, 2013) using the interest method.

During the three and nine-months ended March 31, 2014, the Bank recorded $619,000 and $1,796,000, respectively, in amortization of the premium and received $15,233,000 and $45,308,000, respectively, of principal and interest payments, recording $3,764,000 and $9,617,000, respectively, in interest income on these securities.  During the three and nine-months ended March 31, 2013, the Bank recorded $439,000 and $1,347,000, respectively, in amortization of the premium and received

$11,423,000 and $32,579,000, respectively, of principal and interest payments, recording $1,754,000 and $5,347,000, respectively, in interest income on these securities.

During the first three quarters of fiscal 2014, U.S. government and municipal obligations of $27,635,000 matured and during the first three quarters of fiscal 2013, municipal obligations of $495,000 matured and the issuer redeemed $12,000,000 of U.S. government agency securities, purchased at a discount, at par, resulting in a gain of $7,000.

During the first three quarters of fiscal 2013, the Company recognized a realized gain of $3,550,000 in net gains on principal transactions and a $2,308,000  (the $3,550,000 net of tax) reclassification adjustment from accumulated other comprehensive income from the sale of shares of U.S. Home Systems, Inc. (USHS) common stock owned by SWS Group at June 29, 2012.  Also, during the first three quarters of fiscal 2014 and 2013, the Bank sold $37,837,000 and $24,557,000 in securities, recognizing gains of $483,000 and $95,000 in other revenue and a $314,000  (the $483,000 net of tax) and $62,000  (the $95,000 net of tax) reclassification adjustment from accumulated other comprehensive income, respectively.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in four investment partnerships that it accounts for under the equity method, which approximates fair value.  One is a limited partnership venture capital fund in which SWS has invested $5,000,000.  Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $530,000 as of March 31, 2014 and $513,000 as of June 30, 2013.  SWS recorded net gains of $13,000 and $17,000 on this investment for the three and nine-months ended March 31, 2014, respectively, and recorded net gains of $16,000 and $48,000 for the three and nine-months ended March 29, 2013, respectively.  In fiscal 2013, SWS received cash distributions of $340,000 from this investment.  The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

Two investments are limited partnership equity funds to which the Bank has commitments of $3,000,000 and $2,000,000, respectively, and are considered cost effective ways of meeting its obligations under the CRA.  As of March 31, 2014 and June 30, 2013, the Bank’s recorded investments in these partnerships were $3,012,000 and $3,782,000, respectively.  During the three and nine-months ended March 31, 2014, the Bank recorded net losses of $1,016,000 and $770,000, respectively, related to these investments.  In comparison, during the three and nine-months ended March 31, 2013, the Bank recorded a net loss of $418,000 and a net gain of $568,000, respectively, related to these investments.  During the nine-months ended March 31, 2014, the Bank received no cash distributions and during the nine-months ended March 31, 2013, the Bank received $2,400,000, from these investments.

On January 28, 2009, the Bank executed a $4,500,000 loan agreement with one of the partnerships.  The loan was amended on November 16, 2009 to increase the note amount to $5,000,000.  The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013.  At December 31, 2012, the loan was paid in full.  Prior to December 31, 2012, for the three and six-months ended December 31, 2012, the Bank earned approximately $55,000 and $111,000 in interest income, respectively.

On December 31, 2012, the Bank executed a new $5,000,000 loan agreement with one of the partnerships with a maturity date of December 31, 2015.  At March 31, 2014, the outstanding balance was $3,152,000.  The loan bears interest at a rate of 4.25% per annum and interest is due monthly.  The Bank earned approximately $33,000 and $89,000 in interest income for the three and nine-months ended March 31, 2014, respectively, and approximately $30,000 in interest income for the three-months ended March 31, 2013 on the loan.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund and to date, has contributed $480,000 in the fund, including $300,000 invested pursuant to capital calls in November 2013 and March 2014.  For the three-months ended March 31, 2014, no amounts were recorded to reflect a change in market value.  For the nine-months ended March 31, 2014, the Bank recorded net losses of $50,000.  There were no net gains or losses recorded by the Bank for the three and nine-months ended March 31, 2013.  The recorded investment in this fund was $312,000 and $62,000 at March 31, 2014 and June 30, 2013, respectively.

Variable Interest Entities.

The Company’s variable interest entity (“VIE”) policies are discussed in “Note 10. Investments and Variable Interest Entities” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

The loans to commercial borrowers noted in the table below, which have been modified as a troubled debt restructuring, triggering a reconsideration event, meet the definition of a VIE because the legal entities have a total equity investment at risk that is not sufficient to permit the entity to finance its activities without additional subordinated financial support, leading to the borrowers request for a loan modification.  The Company, however, does not meet the definition of a primary beneficiary of the legal entities even though the Company has customary lender’s rights and remedies, as provided in the related promissory notes and loan agreements.   The Company does not possess the power to direct the activities of the legal entities that most significantly impact the legal entities economic performance nor does the Company have the obligation to absorb potentially significant losses or the right to receive potentially significant benefits from the legal entities.  Accordingly, the legal entities are not consolidated in the Company’s financial statements.

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of March  31, 2014 and June 30, 2013 (dollars in thousands):

	March 31, 2014			June 30, 2013
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial
borrowers	11	$ 5,598	$ 4,277	17	$ 10,639	$ 9,072

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition.  See additional discussion in  “Loans and Allowance for Probable Loan Losses” for information related to the loans modified in TDRs.

REO AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition.  For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount.  In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date.  There were $62,000 and $263,000 of subsequent write-downs required to reflect current fair value for the three and nine-months ended March 31, 2014, respectively, and $549,000 and $1,475,000 of subsequent write-downs were required for the three and nine-months ended March 31,  2013, respectively.

SERVICING ASSETS

During fiscal 2014 and 2013, the Bank sold $5,934,000 of SBA loans resulting in a gain of $493,000 and $17,664,000 of SBA loans resulting in a gain of $2,253,000, respectively.  In addition, during the three-months ended March 31, 2014, the Bank, in connection with the fiscal 2014 sales, recorded servicing assets of $116,000.  At March 31, 2014 and June 30, 2013, the servicing assets had a value of $493,000 and $412,000, respectively.  The Bank accounts for its servicing rights in accordance with Accounting Standards Codification (“ASC”) 860-50, “Servicing Assets and Liabilities,” at amortized cost.  The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets.  Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment.  The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value.  For the three and nine-months ended March 31, 2014, the Bank recorded impairment charges of $(17,000) and $16,000, respectively.  There were no impairment charges for the three and nine-months ended March 31, 2013.  Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.  See “Note 1(x). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statement in the Fiscal 2013 Form 10-K and “Fair Value Financial Instruments”.  Servicing rights are amortized in proportion to and over the period of the related net servicing income.

INTEREST RATE SWAPS

The Company’s interest rate swap policies are discussed in “Note 1(m). Interest Rate Swaps in Cash Flow Hedging Relationships” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

In fiscal 2013 and the first three-quarters of fiscal 2014,  the Bank entered into forward-start interest rate swaps to mitigate risk from its exposure to variability in interest payments on the Bank’s variable rate deposits.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements and are designated as cash flow hedges.  As of March  31, 2014 and June 30, 2013, the notional amount of interest rate swap agreements designated as cash flow hedging instruments was $115,000,000 with a net fair value of $653,000, and $100,000,000 with a net fair value of $1,789,000, respectively, included in other assets and other liabilities, on the Consolidated Statements of Financial Condition.  During the three and nine-months ended March 31, 2014, the Bank recognized net losses of $494,000 and $145,000 in other revenue on the Consolidated Statements of Comprehensive Loss as a result of the termination of two liability position swaps and cash flow hedging ineffectiveness, with a loss of $286,000 for the three and nine-months ended March 31, 2014 related to the termination of $446,000 of liability position swaps and a loss of $208,000 and gain of $141,000 for the three and nine-months ended March 31, 2014, respectively, for hedging ineffectiveness.

In addition, interest rate swaps are used by the Bank to manage interest rate risk on certain fixed rate loans funded with variable rate deposits which exposes the Bank to potential variability in its net interest margin.  These fixed rate loans include terms matching the interest rate swaps and are recorded at fair value under the fair value option election.  See discussion in

“Loans and Allowance for Probable Loan Losses” for information regarding these loans valued at fair value.  As of March  31, 2014 and June 30, 2013, the notional amount of interest rate swaps outstanding related to fixed rate loan transactions was $51,071,000 with a net fair value of $50,000, and $13,902,000 with a fair value of $145,000, respectively, included in other assets and other liabilities on the Consolidated Statements of Financial Condition.  During the three-months ended December 31, 2013, the Bank paid its counterparty $12,000 to terminate one interest rate swap.

For the three and nine-months ended March 31, 2014,  net losses recognized in other revenue on the Consolidated Statements of Comprehensive Loss as a result of changes in fair value of the interest rate swaps, not designated as cash flow hedges, were $266,000 and $106,000, respectively.  As the Bank did not invest in interest rate swaps at March 31, 2013, there were no gains or losses recognized for the three and nine-months ended March 31, 2013.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $400,000,000.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities.  These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit.  These arrangements can be terminated at any time by the lender.  Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.06% at March 31, 2014 and 0.07% at June 30, 2013).  The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below.  At March 31,  2014, the amount outstanding under these secured arrangements was $50,000,000, which was collateralized by securities held for firm accounts valued at $111,194,000.  At June 30, 2013, the amount outstanding under these secured arrangements was $86,500,000, which was collateralized by securities held for firm accounts valued at $120,568,000.

At March 31,  2014 and June 30, 2013, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.  This credit arrangement is provided on an “as offered” basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.  At March 31, 2014 and June 30, 2013, there were no amounts outstanding on this line.  At March 31, 2014 and June 30, 2013, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility.  The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.  The agreement was renewed on January 23, 2014 and has the same terms as the initial agreement.  As of March 31, 2014, there were no outstanding amounts under the committed revolving credit facility and as of June 30, 2013, there was $45,000,000 outstanding.  The secured borrowing was collateralized by securities with a value of $68,605,000 at June 30, 2013.

Letters of credit

At June 30, 2013, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization.  Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually.  If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee.  At June 30, 2013, the maximum amount available under this letter of credit agreement was $75,000,000.  At June 30, 2013, the Company had outstanding, undrawn letters of credit of $50,000,000, bearing interest at a rate of 0.5% per annum.  The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $71,035,000 at June 30, 2013.  The letter of credit was not renewed in the third quarter of fiscal 2014.

The Company also pledges customer securities to the Option Clearing Corporation to support open customer positions.  At March 31, 2014, the Company had pledged $81,809,073 to support these open customer positions.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities.  At March 31,  2014,  approximately $337,688,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $32,194,000 under securities loan agreements.  At June 30, 2013, approximately $329,013,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $18,408,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points.  At March 31, 2014 and June 30, 2013, the total amount available under this line was $40,479,000 and $28,267,000, respectively.  There was no amount outstanding at March 31,  2014 and June 30, 2013.

DEPOSITS

The Bank’s deposits at March 31,  2014 and June 30, 2013 consisted of the following (dollars in thousands):

	March 31, 2014		June 30, 2013
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$ 58,242	5.8%	$ 55,221	5.5%
Interest bearing demand accounts	8,993	0.9	7,723	0.8
Savings accounts	883,823	88.8	883,229	88.9
Limited access money market accounts	17,461	1.8	17,212	1.7
Certificates of deposit, less than $100,000	16,015	1.6	17,829	1.8
Certificates of deposit, $100,000 and greater	11,067	1.1	12,505	1.3
	$ 995,601	100.0%	$ 993,719	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.04% at both March 31,  2014 and June 30, 2013, respectively.

At March 31,  2014, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$ 13,057	$ 1,877	$ 379	$ 337	$ 365	$ 16,015
Certificates of deposit, $100,000 and greater	9,159	1,343	463	102	-	11,067
	$ 22,216	$ 3,220	$ 842	$ 439	$ 365	$ 27,082

The Bank is funded primarily by core deposits, with interest- bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At March 31,  2014 and June 30, 2013, advances from the FHLB were due as follows (in thousands):

	March 31, 2014	June 30, 2013
Maturity:
Due in one year	$ 10,127	$ 15,486
Due in two years	4,620	1,859
Due in five years	52,018	48,956
Due in seven years	12,195	12,809
Due in ten years	4,710	8,424
Due in twenty years	8,858	10,163
	92,528	97,697
Restructuring prepayment penalty	(98)	(132)
	$ 92,430	$ 97,565

The advances from the FHLB had interest rates ranging from less than 1% to 6% and were collateralized by approximately $193,154,000 in qualifying loans at March 31, 2014 (calculated at December 31, 2013).  The weighted average interest rate was 2.6% at March 31,  2014.  At June 30, 2013 (calculated at March 31, 2013), the advances from the FHLB had interest rates from less than 1% to 6% and were collateralized by approximately $181,000,000 in qualifying loans.  The weighted average interest rate was 2.7% at June 30, 2013.

During the second quarter of fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances.  Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances.  Amortization expense for the three and nine-months ended March 31, 2014 was $11,000 and $34,000.  Amortization expense for the three and nine-months ended March 31, 2013 was $11,000 and $22,000, respectively.

At March 31,  2014, the Bank had net borrowing capacity with the FHLB of $102,149,000.

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

On July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the Credit Agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”), and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock).  These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock for each investor as of March  31, 2014 (assuming that the warrants are exercised in full).

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants.  The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants.  No shares of Series A Preferred Stock are issued or outstanding at March  31, 2014 and June 30, 2013. For additional discussion concerning the Series A Preferred Stock see the discussion in “Preferred Stock.”

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value.  Initial and subsequent valuations of the warrants use a binomial valuation model.  At initial valuation, July 29, 2011, the closing stock price was $5.45 per share yielding a fair value of $24,136,000.  At March  31, 2014 and June 30, 2013,  the closing stock prices used in the binomial valuation model were $7.48 and $5.45, respectively, and the warrants were valued at $31,033,000 and $24,197,000, respectively.  The change in fair value for the three and nine-months ended March 31, 2014 of $6,745,000 and $6,836,000, respectively, was reflected as an unrealized loss on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The change in fair value for the three and nine-months ended March 29,  2013 of $3,840,000 and $264,000, respectively, was reflected as an unrealized loss on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%.  At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method.  For the three and nine-months ended March 31, 2014, the Company recorded $1,187,000 and $3,435,000, respectively, in accretion expense on the discount.  In comparison, for the three and nine-months ended March 31, 2013, the Company recorded $1,024,000 and $2,963,000, respectively, in accretion expense on the discount.  The resulting long-term debt balance at March 31, 2014 and June 30, 2013 was $86,537,000 and $83,102,000, respectively.  For both the three and nine-months ended March 31, 2014 and

March 29, 2013,  the cash portion of the interest expense paid on the loan to Hilltop and Oak Hill was $2,000,000 and $6,000,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on a straight-line method, which approximates the effective interest method, over the term of the loan.  For both the three and nine-months ended March 31, 2014 and March 29,  2013, interest expense charged to operations was $123,000 and $369,000, respectively.

The Company recorded total interest expense for this obligation for the three and nine-months ended March 31, 2014 on the Consolidated Statements of Comprehensive Loss of $3,310,000 and $9,804,000, respectively, while total interest expense for this obligation for the three and nine-months ended March 29,  2013 was $3,147,000 and $9,332,000, respectively.

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

The Company was in compliance with the financial covenants under the Credit Agreement as of March 31, 2014.  Should the Company determine it needs additional debt at SWS Group, the Company would require regulatory approval and approval from Hilltop and Oak Hill.

If the proposed merger with Hilltop occurs, Hilltop’s warrant to acquire the Company’s common stock, if outstanding, will be cancelled.

Concurrently with the execution of the Merger Agreement, Oak Hill and the Company entered into a Letter Agreement dated March 31, 2014 (the “Oak Hill Letter Agreement”).    Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop, Oak Hill will deliver to the Company the certificates evidencing its warrants and any loans of Oak Hill to the Company then outstanding under the Credit Agreement, and SWS will issue and deliver to Oak Hill, in exchange for its warrants and loans, the following consideration: (i) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger and (ii) an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger.

INCOME TAXES

Income tax expense (benefit) for the three and nine-months ended March 31, 2014  and March 29, 2013 (effective rate of -7.2% and 40.2% in the three-month periods ended March 31, 2014 and March 29, 2013, respectively, and -0.4% and 66.7% in the nine-months ended March 31, 2014 and March 29, 2013, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2014 and 2013) to loss before income tax expense (benefit)  and is comprised of the following (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31, 2014	March 29, 2013	March 31, 2014	March 29, 2013
Income tax benefit at the statutory rate	$ (2,860)	$ (3,344)	$ (2,361)	$ (1,042)
Tax exempt interest	(293)	(220)	(759)	(724)
Tax exempt income from company-owned
life insurance ("COLI")	(31)	(277)	(564)	(384)
State income taxes, net of federal tax benefit	77	(66)	65	(415)
Non-deductible meals and entertainment	23	77	88	156
Non-deductible compensation	58	247	104	763
Valuation allowance	3,546	(256)	3,390	(256)
Other, net	66	1	64	(83)
	$ 586	$ (3,838)	$ 27	$ (1,985)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of March 31,  2014 and June 30, 2013 are presented below (in thousands):

	March 31, 2014	June 30, 2013
Deferred tax assets:
Employee compensation plans	$ 10,102	$ 11,378
Net operating loss carryforward	11,940	10,507
Allowance for probable loan losses	2,673	3,400
Securities available for sale	4,190	3,589
Bad debt reserve	1,871	2,177
Deferred rent	1,912	1,631
State taxes	909	909
Investment in unconsolidated ventures	994	909
Deferred income on loans	772	810
REO	431	139
Long-term debt	2,538	-
Other	911	513
Gross deferred tax assets	39,243	35,962
Valuation allowance	(34,195)	(30,870)
Net deferred tax assets	5,048	5,092

Deferred tax liabilities:
Interest rate swaps in cash flow hedging relationships	$ (123)	$ (626)
Fixed assets, net	(196)	(426)
Investment in unconsolidated ventures	-	(120)
Long-term debt	-	(82)
Other	(539)	(249)
Total gross deferred tax liabilities	(858)	(1,503)
Net deferred tax assets – included in other assets on the
Consolidated Statements of Financial Condition	$ 4,190	$ 3,589

At June 30, 2013, the Company established an allowance for deferred tax assets associated with all of its deferred tax assets, except for the Bank’s securities available for sale.  Based on activity in the current period, the allowance increased $3,325,000 from June 30, 2013 to March 31, 2014.   Despite the valuation allowance, these assets remain available to offset future taxable income.

Management did not establish a valuation allowance for the deferred tax asset generated on the Bank’s unrealized losses of its securities available for sale of $4,190,000, because the Bank currently has the intent and ability to hold these securities until they recover in value.  The Company intends to maintain a valuation allowance with respect to its deferred tax assets, other than the Bank’s securities available for sale, until sufficient positive evidence exists to support its reduction or reversal.

The Company had a deferred tax asset for net operating losses for federal income tax purposes of approximately $11,940,000 and $10,507,000 at March 31,  2014  and June 30, 2013, respectively.  In order to utilize the operating loss carryforwards, the Company must generate sufficient taxable income within the applicable carryforward period.  If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

At March 31, 2014, the Company had approximately $142,000 of unrecognized tax benefits.  The Company’s net liability for unrecognized tax benefits decreased $153,000 from June 30, 2013 to March 31, 2014 primarily due to the reversal of positions from the completion of tax audits and expirations of statutes of limitations.  While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense.  Included in the net liability is accrued interest and penalties of $34,000 and $9,000, net of federal expense and benefit, respectively, as of March 31, 2014 and June 30, 2013, respectively.  For the three and nine-months ended March 31, 2014, the Company recognized approximately $7,000 and $25,000, net of federal expense, respectively, in interest and penalties in income tax expense, while for the three and nine-months ended March 31, 2013, the Company recognized approximately $2,000 and $(193,000), net of federal expense (benefit), respectively, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $108,000 and $286,000 as of March 31,  2014  and June 30, 2013, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2010.  The examination of the Company’s federal tax returns for 2008 through 2011 has concluded with no material adjustments.  The Joint Committee completed its review with no exceptions, thereby concluding the matter.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.  At March 31, 2014 and June 30, 2013, the net capital position of Southwest Securities was as follows (in thousands):

	March 31, 2014	June 30, 2013

Net capital	$ 148,201	$ 141,112
Less: required net capital	6,747	6,843
Excess net capital	$ 141,454	$ 134,269
Net capital as a percent of aggregate debit items	43.9%	41.2%
Net capital in excess of 5% aggregate debit items	$ 131,334	$ 124,005

At March 31, 2014 and June 30, 2013, the net capital position of SWS Financial was as follows (in thousands):

	March 31, 2014	June 30, 2013

Net capital	$ 935	$ 713
Less: required net capital	250	250
Excess net capital	$ 685	$ 463

For more information, see the discussion in “Note 18. Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Banking.  The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined).  Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.    At March 31,  2014,  the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well capitalized.

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

The Bank’s capital amounts and ratios at March 31,  2014 and June 30, 2013 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total risk-based capital	$ 184,452	27.4%	$ 53,934	8.0%	$ 67,418	10.0%
Tier I risk-based capital	176,360	26.2	26,967	4.0	40,451	6.0
Tier I (core) capital	176,360	13.9	50,819	4.0	63,524	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total risk-based capital	$ 181,909	24.9%	$ 58,465	8.0%	$ 73,081	10.0%
Tier I risk-based capital	172,734	23.6	29,233	4.0	43,849	6.0
Tier I (core) capital	172,734	13.5	51,081	4.0	63,851	5.0

EMPLOYEE BENEFITS

Restricted Stock Plan.    During the first nine-months of fiscal 2014, the Board of Directors approved grants to various officers and employees totaling 199,891 shares of restricted stock with a weighted average market value of $5.64 per share.  During the first nine-months of fiscal 2013, the Board of Directors approved grants to various officers and employees totaling 65,079 shares of restricted stock with a weighted average market value of $4.84 per share.  As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $1,443,000.  For the three and nine-months ended March 31, 2014 SWS recognized compensation expense related to restricted stock grants of approximately $261,000 and $641,000, respectively.  For the three and nine-months ended March 29,  2013, SWS recognized compensation expense related to restricted stock grants of approximately $275,000 and $883,000, respectively.

Upon vesting of the shares granted under the Company’s restricted stock plans, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting.

During the nine-months ended March 31, 2014, the Company repurchased 1,094 shares of common stock with a market value of approximately $6,100, at an average price of $5.55 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.  During the nine-months ended March 29, 2013, the Company repurchased 4,647 shares of common stock with a market value of approximately $27,000 or an average price of $5.78 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.

At March 31, 2014, the total number of shares outstanding under the Restricted Stock Plan was 417,137 and the total number of shares available for future issuance was 2,383,016.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors.  Prior to February 28, 2013, SWS was authorized to repurchase 500,000 shares of common stock from time to time in the open market.  During fiscal year 2013, SWS Group did not repurchase any shares of common stock under this plan.  As of March 31,  2014, the Company was not authorized to repurchase shares of common stock under a repurchase plan and did not intend to repurchase any shares of common stock.  Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS.  The plan purchased 50,000 shares of common stock during the nine-months ended

March 31,  2014 at a cost of $288,000, or $5.76 per share.  The plan purchased 20,675 shares during the nine-months ended March 29, 2013 at a cost of $121,000, or $5.86 per share.  During the nine-months ended March 31,  2014 and March 29,  2013,  37,575 and 24,867 shares, respectively, were sold or distributed pursuant to the plan.

PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share.  The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at March 31,  2014 and June 30, 2013.  If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding.  The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three and nine-months ended March 31,  2014 and March 29, 2013 and, for the Bank, the three and nine-months ended March 31, 2014 and 2013, the components of interest income and expense were as follows (in thousands):

	For the Three-Months Ended		For the Nine-Months Ended
	March 2014	March 2013	March 2014	March 2013

Interest income:
Customer margin accounts	$ 2,185	$ 1,997	$ 6,683	$ 6,276
Assets segregated for regulatory purposes	31	30	96	90
Stock borrowed	9,372	8,756	26,115	25,502
Loans	6,255	8,519	20,023	29,633
Bank investments	2,971	1,688	8,383	4,921
Other	1,459	1,810	4,201	6,274
	$ 22,273	$ 22,800	$ 65,501	$ 72,696

Interest expense:
Customer funds on deposit	$ 26	$ 60	$ 93	$ 173
Stock loaned	7,130	6,571	19,885	18,854
Deposits	86	102	271	372
Federal Home Loan Bank	610	627	1,927	2,060
Long-term debt	3,310	3,147	9,804	9,332
Other	652	794	2,331	2,537
	11,814	11,301	34,311	33,328
Total net interest revenue	$ 10,459	$ 11,499	$ 31,190	$ 39,368

LOSS PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for the three and nine-months ended March 31, 2014 and March 29, 2013 (in thousands, except share and per share amounts):

	Three-Months Ended		Nine-Months Ended
	March 31, 2014	March 29, 2013	March 31, 2014	March 29, 2013

Adjusted net loss	$ (8,757)	$ (5,718)	$ (6,774)	$ (993)

Weighted average shares outstanding – basic	33,020,499	32,896,805	32,987,933	32,857,860
Effect of dilutive securities	-	-	-	-
Weighted average shares outstanding – diluted	33,020,499	32,896,805	32,987,933	32,857,860

Loss per share – basic
Net loss	$ (0.27)	$ (0.17)	$ (0.21)	$ (0.03)

Loss per share – diluted
Net loss	$ (0.27)	$ (0.17)	$ (0.21)	$ (0.03)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As a result of the net loss for the three and nine-months ended March 31, 2014 and March 29, 2013, the warrants to acquire 17,391,304 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

The Company did not declare a dividend during the nine-months ended March 31, 2014 and March 29, 2013.

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

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 31, 2014  and March 29, 2013:

	UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three-months ended
March 31, 2014

Operating revenue	$ 3,567	$ 26,902	$ 25,060	$ (235)	$ (79)	$ 55,215
Net intersegment revenues	(185)	185	(5)	792	(787)	-
Net interest revenue	1,551	820	2,789	8,530	(3,231)	10,459
Net revenues	5,118	27,722	27,849	8,295	(3,310)	65,674
Non-interest expenses	4,139	25,367	21,763	6,228	9,603	67,100
Other losses	-	-	-	-	(6,745)	(6,745)
Depreciation and amortization	5	200	76	357	717	1,355
Net income (loss) before taxes	979	2,355	6,086	2,067	(19,658)	(8,171)

Three-months ended
March 29, 2013

Operating revenue	$ 3,060	$ 26,982	$ 23,329	$ 1,062	$ 822	$ 55,255
Net intersegment revenues	(182)	176	(74)	846	(766)	-
Net interest revenue	1,451	815	2,836	9,478	(3,081)	11,499
Net revenues	4,511	27,797	26,165	10,540	(2,259)	66,754
Non-interest expenses	5,128	27,489	21,334	9,354	9,165	72,470
Other losses	-	-	-	-	(3,840)	(3,840)
Depreciation and amortization	16	220	104	442	580	1,362
Net income (loss) before taxes	(617)	308	4,831	1,186	(15,264)	(9,556)

	UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
Nine-months ended
March 31, 2014

Operating revenue	$ 10,574	$ 82,844	$ 75,682	$ 1,638	$ 1,227	$ 171,965
Net intersegment revenues	(544)	544	(16)	2,472	(2,456)	-
Net interest revenue	4,519	2,787	7,435	26,208	(9,759)	31,190
Net revenues	15,093	85,631	83,117	27,846	(8,532)	203,155
Non-interest expenses	13,002	78,022	64,877	19,260	27,905	203,066
Other losses	-	-	-	-	(6,836)	(6,836)
Depreciation and amortization	16	652	239	1,141	2,028	4,076
Net income (loss) before taxes	2,091	7,609	18,240	8,586	(43,273)	(6,747)
Assets (*)	257,178	221,020	2,209,620	1,262,386	10,345	3,960,549

Nine-months ended
March 29, 2013

Operating revenue	$ 9,556	$ 79,463	$ 82,409	$ 1,822	$ 3,590	$ 176,840
Net intersegment revenues	(535)	524	(133)	2,607	(2,463)	-
Net interest revenue	4,634	2,524	9,209	32,122	(9,121)	39,368
Net revenues	14,190	81,987	91,618	33,944	(5,531)	216,208
Non-interest expenses	14,727	80,832	67,523	28,505	27,335	218,922
Other losses	-	-	-	-	(264)	(264)
Depreciation and amortization	50	658	313	1,308	1,774	4,103
Net income (loss) before taxes	(537)	1,155	24,095	5,439	(33,130)	(2,978)
Assets (*)	264,528	219,729	2,078,603	1,275,842	63,878	3,902,580

________

 (*)  Assets are reconciled to total assets as presented in the March 31,  2014  and March 29, 2013 Consolidated Statements of Financial Condition as follows (in thousands):

	March 31, 2014	March 29, 2013
Amount as presented above	$ 3,960,549	$ 3,902,580
Reconciling items:
Unallocated assets:
Cash	19,901	17,262
Receivables from brokers, dealers and clearing
organizations	29,247	32,536
Receivable from clients, net of allowances	22,832	27,536
Other assets	30,853	16,661
Unallocated eliminations	(13,156)	(90)
Total assets	$ 4,050,226	$ 3,996,485

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

The lawsuits are in the discovery stage and the ultimate amount of liability associated with them cannot currently be determined.  However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred.  At March  31, 2014 and June 30, 2013, the Company had a recorded liability of approximately $1,000,000 related to this matter.

Merger Litigation. Two putative class actions on behalf of purported stockholders of the Company challenging the proposed merger of the Company and Hilltop are pending in the Court of Chancery of the State of Delaware.  Both lawsuits name as defendants the Company, the members of the Board of Directors, Hilltop, and Peruna LLC.

The complaints generally allege, among other things, that the Board of Directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, and that the other defendants aided and abetted such breaches of fiduciary duty.  The complaints allege, among other things, that the Board of Directors labored under conflicts of interest, and that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with other potential bidders.  The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.  The plaintiffs in both actions have served initial discovery requests directed at all defendants.

The Company believes the lawsuits are without merit and intends to defend against them vigorously.  There can be no assurance, however, with regard to the outcome of these lawsuits.  Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Contingency.  In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the Internal Revenue Service (“IRS”) for the tax period ended December 31, 2005.  The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000.  The Company would be responsible for approximately $1,870,000 of the proposed assessment including penalties based on its partnership interest.  Interest is also accruing on this proposed assessment.  As of March 31, 2014, the Company has not accrued an amount on the financial statements due to the uncertainty regarding the proposed assessment.  The matter relates to certain transactions that occurred during 2005 concerning one of the limited partnership venture capital fund’s subsidiaries.  The limited partnership venture capital fund engaged tax counsel and filed a tax court petition in February 2014.  Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Bank’s Equity Investments.   The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds.  These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement.  Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund.  As of March 31, 2014, $480,000 in contributions have been made by the Bank to this fund.  The commitment in the private investment fund expires in fiscal 2022 with the possibility of two one-year extensions.

Underwriting.    Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price.  Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.  At March 31, 2014, the Company had $540,000 of potential liabilities due under outstanding underwriting arrangements.

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

As of March  31, 2014, the Bank had issued stand-by letters of credit in the amount of $137,000.  The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien.  The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower.  At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit.  As of March 31, 2014, the Bank had commitments of $57,521,000 relating to revolving lines of credit and unfunded commitments.  In addition, as of March 31, 2014, the Bank had approved unfunded new loans in the amount of $43,759,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements.  The Bank evaluates the customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.  The Bank did not incur any significant losses on its commitments in the first nine-months of fiscal 2014.  In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at March  31, 2014.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank.  These funds are FDIC insured up to $250,000.  The funds are considered core deposits and are the primary funding source for the Bank.  The Bank’s total core deposits were $995,873,000 and $993,871,000 at March 31,  2014 and June 30, 2013, respectively.  At March 31,  2014 and June 30, 2013, clients of Southwest Securities had invested $878,261,000 and $878,434,000, respectively, in Bank Insured Deposits at the Bank.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in “Note 1(x). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Loans measured at fair value,” “Securities owned, at fair value,” “Securities available for sale,” “Interest Rate Swaps”, “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at March  31, 2014 and June 30, 2013.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ -	$ 51,295	$ 51,295
	$ -	$ -	$ 51,295	$ 51,295

Securities owned, at fair value
Corporate equity securities	$ 668	$ -	$ 475	$ 1,143
Municipal obligations	-	67,719	-	67,719
U.S. government and government agency obligations	6,989	77,681	-	84,670
Corporate obligations	-	96,067	88	96,155
Other	982	38,300	-	39,282
	$ 8,639	$ 279,767	$ 563	$ 288,969

Securities available for sale
Westwood common stock	$ 139	$ -	$ -	$ 139
U.S. government and government agency obligations	-	531,591	-	531,591
Municipal obligations	-	43,949	-	43,949
	$ 139	$ 575,540	$ -	$ 575,679

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 703	$ -	$ 703
	$ -	$ 703	$ -	$ 703

LIABILITIES
Securities sold, not yet purchased, at fair value
Corporate equity securities	$ 3	$ -	$ -	$ 3
U.S. government and government agency obligations	87,399	10,550	-	97,949
Corporate obligations	-	79,508	-	79,508
	$ 87,402	$ 90,058	$ -	$ 177,460

Warrants
Warrants	$ -	$ -	$ 31,033	$ 31,033
	$ -	$ -	$ 31,033	$ 31,033

Net assets (liabilities)	$ (78,624)	$ 765,952	$ 20,825	$ 708,153

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ 13,757	$ -	$ 13,757
	$ -	$ 13,757	$ -	$ 13,757

Securities owned, at fair value
Corporate equity securities	$ 895	$ -	$ 625	$ 1,520
Municipal obligations	-	30,116	-	30,116
U.S. government and government agency obligations	3,300	38,229	-	41,529
Corporate obligations	-	127,779	120	127,899
Other	692	7,877	-	8,569
	$ 4,887	$ 204,001	$ 745	$ 209,633

Securities available for sale
Westwood common stock	$ 146	$ -	$ -	$ 146
U.S. government and government agency obligations	-	474,906	-	474,906
Municipal obligations	-	28,224	-	28,224
	$ 146	$ 503,130	$ -	$ 503,276

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 1,934	$ -	$ 1,934
	$ -	$ 1,934	$ -	$ 1,934

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 10	$ -	$ 10
U.S. government and government agency obligations	45,415	8,671	-	54,086
Corporate obligations	-	80,639	-	80,639
	$ 45,415	$ 89,320	$ -	$ 134,735

Warrants
Warrants	$ -	$ -	$ 24,197	$ 24,197
	$ -	$ -	$ 24,197	$ 24,197

Net assets (liabilities)	$ (40,382)	$ 633,502	$ (23,452)	$ 569,668

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Loans	Corporate Equity Securities	Corporate Obligations	Warrants	Total
Ending balance at June 30, 2013	$ -	$ 625	$ 120	$ (24,197)	$ (23,452)
Redemption/sale of security		(50)	-	-	(50)
Unrealized loss		-	(32)	-	(32)
Decrease in warrants valuation
(unrealized gain)		-	-	1,967	1,967
Ending balance at September 30, 2013	$ -	$ 575	$ 88	$ (22,230)	$ (21,567)
Redemption/sale of security		(75)			(75)
Unrealized loss	-	-	(8)	-	(8)
Transfers from Level 2 to Level 3	35,333	-	-	-	35,333
Increase in warrants valuation
(unrealized loss)	-	-	-	(2,058)	(2,058)
Ending balance at December 31, 2013	$ 35,333	$ 500	$ 80	$ (24,288)	$ 11,625
Redemption/sale of security		(25)	-	-	(25)
Unrealized gain	173	-	8	-	181
Loan pay downs	(191)	-	-	-	(191)
Loan originations with the
execution of interest rate swaps	15,980	-	-	-	15,980
Increase in warrants valuation
(unrealized loss)	-	-	-	(6,745)	(6,745)
Ending balance at March 31, 2014	$ 51,295	$ 475	$ 88	$ (31,033)	$ 20,825

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.  During the nine-months ended March 31, 2014, the Company transferred the loans measured at fair value from level 2 to level 3 due to a lack of observable data to support a level 2 valuation.

Changes in unrealized gains (losses) and realized gains (losses) for corporate obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  Changes in unrealized gain (loss) for the warrants are presented in unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The total unrealized loss included in earnings related to assets and liabilities still held for the three and nine-months ended March 31, 2014 was $6,745,000 and $8,843,000, respectively.  The total unrealized gains included in earnings related to assets and liabilities still held for the three and nine-months ended March 31, 2014 was $181,000 and $2,343,000, respectively.  In comparison, the total unrealized loss included in earnings related to assets and liabilities still held for the three and nine-months ended March 29, 2013 was $3,840,000 and $264,000, respectively.

In the third quarter of fiscal 2013, the Company sold one municipal auction rate bond and redeemed one auction rate preferred security valued at the time of sale at $20,304,000 and $25,000, respectively, recognizing no gain or loss on the transactions.  In the first quarter of fiscal 2013, a total unrealized loss of $702,000, representing a write-down on the municipal auction rate bond, was recognized.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of March  31, 2014 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted-Average)

Loans measured at fair value
Loans measured at fair value	$ 51,295	Discounted cash flow	Discount Rate	4.15%-5.29% (4.68%)

Securities owned, at fair value
Corporate equity securities- auction rate preferred	475	Analysis of comparable securities	N/A	N/A

Corporate obligations	88	Discounted cash flow	N/A	N/A
Warrants
Warrants	31,033	Binomial Model	Derived Volatility	24% - 33% (30%)

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

At March  31, 2014, the Company held 19 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $475,000.  Since June 2010, the Company has held up to $1,825,000 in Level 3 auction rate preferred securities, of which $1,350,000 have been redeemed at par.  The remaining $475,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par.  While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted.  To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

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

The following table summarizes by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at March  31, 2014 and June 30, 2013 (in thousands):

March 2014	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 9,670	$ 9,670
REO	-	-	5,880	5,880
Impaired servicing assets	-	-	493	493
	$ -	$ -	$ 16,043	$ 16,043

June 2013
Impaired loans (1)	$ -	$ -	$ 20,086	$ 20,086
REO	-	-	10,165	10,165
	$ -	$ -	$ 30,251	$ 30,251

_____________

 (1)   Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the nine-months ended March  31, 2014 and the year ended June 30, 2013, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $207,000 and $3,718,000, respectively.  For the nine-months ended March 31, 2014 and the year ended June 30, 2013, adjustments to the fair value of REO property held at March 31, 2014 and June 30, 2013, respectively, resulted in a charge to earnings as a write-down of REOs of $172,000 and $1,396,000, respectively.  For the nine-months ended March 31, 2014, adjustments to the fair value of servicing assets resulted in a charge to earnings as an impairment for servicing assets of $16,000.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of ASC 820  “Fair Value Measurements and Disclosures” are discussed in “Note 1(x). Fair Value of Financial Instruments – Other Fair Value Disclosures”  in the Notes to the Consolidated Financial Statements in the Fiscal 2013 Form 10-K. The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at March  31, 2014 and June 30, 2013 were as follows (in thousands):

		March 31, 2014		June 30, 2013
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$ 87,763	$ 87,763	$ 111,046	$ 111,046
Restricted cash and cash equivalents	1	-	-	30,047	30,047

Securities held to maturity:
GNMA securities	2	13,553	13,899	17,423	17,965
Loans, net:
Purchase mortgage loans held for investment	3	72,546	72,429	174,037	173,738
Other loans held for investment	3	434,200	488,171	420,789	437,916
Servicing assets	3	493	493	412	414

Financial liabilities:
Short-Term Borrowings	1	50,000	50,000	131,500	131,500
Deposits:
Deposits with no stated maturity	2	968,519	952,991	963,385	959,578
Time deposits	2	27,082	27,309	30,334	30,736
Advances from FHLB	2	92,430	93,888	97,565	100,408
Long-term debt	3	86,537	97,165	83,102	86,822

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“SWS Group”) (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking.  For the nine-months ended March 31, 2014, 87% of our total revenues were generated by our full-service brokerage business and 13% of our total revenues were generated by our commercial banking business.  While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed.  Consequently, net operating results can vary significantly from period to period.

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

The Bank has committed to the Office of the Comptroller of the Currency ("OCC") that the Bank will, among other things:  (i) adhere to the Bank’s written business and capital plan as amended from time to time; and (ii) maintain a Tier I capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).  As of March 31, 2014, the Bank was in compliance with these commitments.

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

The funds advanced pursuant to the Credit Agreement with Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash.  We are required to keep these funds in a restricted account until our BOD, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries.  Upon the approval of the BOD, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in the second quarter of fiscal 2012, loaned $20.0 million to Southwest Securities in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20.0 million loan from SWS Group to Southwest Securities was repaid and the company’s BOD, Hilltop and Oak Hill approved, and SWS Group contributed, $20.0 million of cash as a capital contribution to Southwest Securities.  During the third quarter of fiscal 2014, upon approval by the BOD, Hilltop and Oak Hill, the remaining $30.0 million was loaned to Southwest Securities to use in general operations reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.

On March 31, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop and a wholly-owned subsidiary of Hilltop, whereby if the merger contemplated therein is completed, we will become a wholly-owned subsidiary of Hilltop.  If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 of cash and 0.2496 of a share of Hilltop common stock.  It is currently anticipated that the completion of the merger will occur by the end of 2014 subject to the receipt of SWS Group stockholder approval, regulatory approvals and other customary closing conditions.

If the proposed merger with Hilltop occurs, Hilltop’s warrant to acquire our common stock, if outstanding, will be cancelled.

Currently with the execution of the Merger Agreement, Oak Hill and we entered into a Letter Agreement dated March 31, 2014 (the “Oak Hill Letter Agreement”).  Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop, Oak Hill will deliver to the company the certificates evidencing its warrants and any loans of Oak Hill to the company then outstanding under the Credit Agreement, and we will issue and deliver to Oak Hill, in exchange for its warrants and loans, the following consideration: (i) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger and (ii) an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger.

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

As of March 31, 2014, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 12.9%, the Standard & Poor’s 500 Index (“S&P 500”) up 19.3% and the NASDAQ Composite Index (“NASDAQ”) up 28.5%.  The DJIA closed at 16,457.66 on March 31, 2014 up from 14,578.50 and 14,909.60 on March 28, 2013 and June 30, 2013, respectively.  While the indices showed improvement and reached record closing prices that have not been reached since 2008, the average daily trading volume on the NYSE decreased 2% as compared to the same period of our prior fiscal year.  The continued uncertainty in the economic environment, with the federal government shutdown in October 2013 and the required implementation by businesses and individuals of the Affordable Care Act, continued low levels of workforce participation and high unemployment rates, contributed to volatility during the first nine-months of fiscal 2014.  For our clearing, retail, and institutional segments, in particular our institutional segment, the uncertainty about the Federal Reserve’s plans for monetary easing added to the volatility in interest rates and fixed income inventory valuations.  For our banking segment, this uncertainty creates issues in its approach and timing of mitigation of interest rate risk in a rising interest rate environment.

Continued economic and regulatory uncertainty also created a challenging operating environment for us during the three and nine-months ended March 31, 2014.  The national unemployment rate, which was approximately 6.7% at the end of March 2014, was down from a high of 10.0% at the end of December 2009, and 7.6% at the end of June 2013, but remains at historically high levels.  The Board of Governors of the Federal Reserve System (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2013 that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

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

Regulatory Environment

The final provisions of the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) were issued December 10, 2013, with an effective date of April 1, 2014 and a compliance date of July 21, 2015.  The Volcker Rule provisions of the Dodd-Frank Act require the federal financial regulatory agencies to adopt rules that prohibit banks, bank holding companies, and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (including hedge funds and private equity funds), subject to certain exceptions.  Our securities trading and investment activities at the holding company, the broker/dealer and the Bank are subject to these final provisions.  The final rules are highly complex, and many aspects of their application remain uncertain.

Based on management’s interpretation of the final provisions of the rule, the Bank’s equity method investments would be excluded from the definition of a “covered” fund as these investments would meet the definition of a “public welfare investment”

funds “designed primarily to promote the public welfare.” Currently, the Bank invests in these funds as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). One of these investments also meets the definition of a small business investment company.   SWS Group’s equity method investment in a venture capital fund would also be excluded from the definition of a “covered” fund as this investment meets the definition of a small business investment company.  In addition, at March 31, 2014, the Bank’s investment portfolio did not contain other securities subject to the Volcker Rule such as collateralized loan obligations (CLO’s) and non-agency collateralized mortgage obligations (CMO’s).  The Bank’s held to maturity and available for sale investments are all exempt from the Volcker Rule as these securities are investments in U.S. government, agency and municipal obligations, which are permitted under the provisions of the Volcker Rule.

According to the Volcker Rule, proprietary trading involves a short-term intent, usually 60 days or less.  Banking entities, including our broker/dealer subsidiaries, are prohibited from engaging in proprietary trading such as the purchase or sale of any security, derivative, commodity future or option for the purpose of short-term gain unless certain exemptions apply.  Exempted activities include the following: 1) underwriting; 2) market making; 3) risk mitigating hedging; 4) trading in certain government securities; 5) employee compensation plans and 6) transactions entered into on behalf of clients.     While management continues to assess compliance with the Volcker rule, we have reviewed our processes and procedures in regard to proprietary trading and we believe we are currently following the provisions of the Volcker Rule regarding proprietary trading.

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

The volatility in the U.S. stock markets and the recent policy changes at our various clearing houses, following the  financial crisis in 2008, has also impacted our liquidity through increased margin requirements.  These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market.  To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other business.  We expect these margin requirements may increase over the next 9-12 months.

Valuation of Securities

We regularly trade mortgage, asset-backed and other types of fixed income securities.  We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions.  We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations.  At March 31, 2014, we held mortgage and asset-backed securities of approximately $24.2 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Bank:  Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank.  We believe the $20.0 million capital contribution provided the Bank with a sound foundation and with flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets in the quarter ended March 31, 2014.  Classified assets were $40.9 million at March 31, 2014, down from $67.6 million at June 30, 2013.  Classified assets as a percentage of total capital plus the allowance for loan losses was 22.9% at  March 31, 2014 and 37.4% at June 30, 2013.  Non-performing assets (a subset of classified assets) decreased to $25.1 million at March 31, 2014 from $38.0 million at June 30, 2013.  The Bank has significantly reduced classified assets and improved performance over the past six quarters, but the reduction in classified assets could slow and additional loans could be moved to problem status should the economic environment deteriorate.

The Bank’s loan loss allowance at March 31, 2014 was $8.1 million, or 1.83% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, as compared to $12.3 million, or 2.85% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, at June 30, 2013 and $18.8 million, or 4.07% at March 31, 2013.

The Tier I (core) capital ratio was 13.9% and the total risk-based capital ratio was 27.4% at March 31, 2014, as compared to 13.5% and 24.9%, respectively, at June 30, 2013 (without giving effect to the Basel III final rules).  With the stability of these capital ratios, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.  In conjunction with building the security investment portfolio, the Bank entered into $140.0 million of interest rate swaps to reduce deposit cost variability by focusing on protecting earnings in a rising interest rate environment.  The Bank held $115.0 million of interest rate swaps at March 31, 2014.  The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.  The Bank’s liquidity has increased due to lower mortgage purchase program volumes.  Because the volumes have not been replaced with current loan originations, the Bank made two loan purchases in the quarter ended March 31, 2014. The loans purchased were all single family residence mortgages and totaled approximately $40.0 million.

The Bank is focused on implementing and executing its business plan, which includes the continued diversification of the balance sheet and conservative growth strategies.  The Bank’s available for sale investment portfolio was $575.5 million and $503.1 million at March 31, 2014 and June 30, 2013, respectively.  The Bank plans to continue managing a tiered investment portfolio designed to provide cash flows for loan originations.  At March 31, 2014 and June 30, 2013, the Bank’s mortgage purchase program loan balance was $72.5 million and $174.0 million, respectively.  These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers.  These core deposits provide the Bank with a stable and low cost funding source.  At March 31, 2014 and June 30, 2013, the Bank had $878.3 million and $878.4 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 88.2% and 88.4%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Merger Agreement.  During the three-months ended March 31, 2014, we incurred expenses of approximately $2.4 million in legal and professional fees recorded in other expenses on the Consolidated Statements of Comprehensive Loss in connection with the proposed merger with Hilltop.  Additional costs are expected to be incurred until the merger is completed.

Employee reduction.  Due to our decline in revenue for the past three fiscal years, management determined that expense reductions were needed in order to improve operating results and execute our strategic business plan.  As a result, we reduced the number of our employees by approximately 7% during the three-months ended September 30, 2013 and recorded in commissions and other employee compensation on the Consolidated Statements of Comprehensive Loss approximately $1.2 million in severance expense for the three-months ended September 30, 2013.  While we continue to monitor our staffing needs, we do not anticipate any additional headcount reductions at this time.

Warrant valuation.    The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition.  During the nine-months ended March 31, 2014, the value of these warrants increased primarily due to the increase in the market value of our common stock.  Our stock price increased from $5.45 at June 30, 2013 to $7.48 at March 31, 2014.  The increase in the stock price, combined with other factors, resulted in an unrealized pre-tax loss of $6.7 million and $6.8 million for the three and nine-months ended March 31, 2014, respectively.

During the nine-months ended March 29, 2013, the value of these warrants increased due to an increase in the stock price from $5.33 at June 29, 2012 to $6.05 at March 28, 2013.  The increase in the stock price, combined with other factors, resulted in an unrealized pre-tax loss of $3.8 million and $0.3 million for the three and nine-months ended March 29, 2013, respectively.

Recapture in allowance for loan loss.  The quality of the Bank’s assets continued to improve in the third quarter of fiscal 2014 resulting in a recapture of $1.6 million of our provision for loan loss in the three-months ended March 31, 2014.  There was no recapture in the three-months ended March 31, 2013.  The Bank recaptured $4.9 million and $1.5 million in the nine-months ended March 31, 2014 and March 31, 2013, respectively.

Auction rate security.    Since fiscal 2010, we held an auction rate municipal bond at 95.7% of par.  As a result of a trade in a similar security at a value less than par and related market conditions, we determined that our security should be written down to 92.5% of par in the first quarter of fiscal 2013.  This resulted in a single $702,000 write down at September 28, 2012.  During the third quarter of fiscal 2013, we sold this security with no further gain or loss recognized on the transaction.

RESULTS OF OPERATIONS

Consolidated

Net loss for the three and nine-months ended March 31, 2014 was $8.8 million and $6.8 million, respectively, as compared to net loss for the three and nine-months ended March 29, 2013 of  $5.7 million and $1.0 million, respectively.  The three and nine-months ended March  31, 2014 and March 29, 2013 contained 61 and 189 trading days and 60 and 185 trading days, respectively.

Southwest Securities was custodian for $32.2 billion and $30.4 billion in total customer assets at March  31, 2014 and March 29, 2013, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-months ended March  31, 2014 compared to the three and nine-months ended March 29, 2013 (dollars in thousands):

	Three- Months		Nine- Months
	Ended		Ended
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$ 88	4%	$ 278	4%
Commissions	(1,028)	(3)	(4,407)	(5)
Net interest	(1,040)	(9)	(8,178)	(21)
Investment banking, advisory and administrative fees	508	6	(258)	(1)
Net gains on principal transactions	2,692	49	(1,320)	(5)
Other	(2,300)	(32)	832	4
	$ (1,080)	(2)%	$ (13,053)	(6)%

Operating expenses:
Commissions and other employee compensation	$ (3,324)	(6)%	$ (8,256)	(5)%
Occupancy, equipment and computer service costs	(153)	(2)	68	-
Communications	13	-	169	2
Floor brokerage and clearing organization charges	238	25	461	16
Advertising and promotional	(463)	(50)	(606)	(26)
Recapture of loan loss	(1,578)	>(100)	(3,419)	>(100)
Unrealized net gain/loss on warrant valuation	2,905	76	6,572	>100
Other	(103)	(1)	(4,273)	(18)
	(2,465)	(3)	(9,284)	(4)
Pre-tax income (loss)	$ 1,385	(14)%	$ (3,379)	>(100)%

Three-Months Ended:

Net revenues decreased $1.1 million for the three-months ended March 31, 2014 as compared to the same period of the prior fiscal year.  Commissions revenue decreased $1.0 million primarily due to a $0.6 million decrease in the institutional segment and a $0.4 million decrease in the retail segment as compared to the prior year comparable quarter.  The decrease in the institutional segment was due primarily to a decline in portfolio trading transaction volume partially offset by an increase in commissions revenue in our taxable fixed income business in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.  The decrease in commissions revenue in the retail segment was due to lower independent representative headcount at our independent registered representative group (“SWS Financial”).

Net interest revenues were down $1.0 million primarily driven by a $0.9 million decrease in our banking segment due to a 21% decrease in average loan balances and a 20 basis point decrease in net interest yield as compared to the same period of the prior fiscal year.

Other revenues decreased $2.3 million.  The decrease was due to the following: (1) a $1.3 million decrease in our banking segment due to a $1.2 million decrease in gains on sale of Small Business Administration (“SBA”) loans, a $0.6 million decrease in the gains recognized on the valuation of the Bank’s equity method investments, a $0.5 million increase in losses on the Bank’s hedged interest rate swap positions as the Bank did not hold these positions in third quarter fiscal 2013, offset by a $0.5 million gain on the sale of available for sale securities, a $0.5 million increase in the fair value of foreclosed real estate owned (“REO”) property where appraised values were greater than the loan’s book value and a $0.3 million increase in net gains on the sale of REO; (2) a $0.7 million decrease in our retail segment due to a $1.0 million decrease in insurance related revenue offset by a $0.2 million increase in servicing fees income received from a third party administrator; (3) a $0.8 million decrease in our other segment primarily due to a $0.7 million decrease in the valuation adjustment for our deferred compensation plan investments; and (4) a $0.4 million increase in our clearing segment due primarily to a $0.3 million increase in third party servicing fee income.

Offsetting these decreases in net revenues were increases in net gains on principal transactions which were up  $2.7 million primarily due to a $2.9 million increase in the institutional segment related to improvement in our fixed income businesses.  Additionally, investment banking, advisory and administrative fees increased $0.5 million primarily due to a $1.1 million increase in fees earned by our retail segment mainly due to an increase in management fees, partially offset by a $0.6 million decrease in the institutional segment, which was due to a $0.8 decrease in taxable fixed income underwriting fees, offset by a $0.3 million increase in municipal finance fees.

Operating expenses decreased $2.5 million for the three-months ended March 31, 2014 as compared to the same period of the prior fiscal year.  The largest component of the decrease  was a $3.3 million decrease in commissions and other employee compensation primarily resulting from staff reductions.  Additionally, advertising and promotional  expenses decreased $0.5 million for the three-months ended March 31, 2014 as compared to the same period of the prior fiscal year primarily due to a decrease in travel and entertainment expenses. Lastly, the Bank recorded a recapture on the loan loss provision in the current quarter of $1.6 million compared to no provision or recapture on the provision for loan loss in the same quarter last year due to the reduction in the historical loss component for the commercial real-estate loan portfolio resulting from improvement in the portfolio performance.  Offsetting these decreases was the $2.9 million increased expense related to a  change in the value of the warrants held by Hilltop and Oak Hill, as we recognized a $6.7 million loss on the warrant valuation for the three-months ended March 31, 2014 and a $3.8 million loss on the warrant valuation for the three-months ended March 29, 2013.

Nine-Months Ended:

Net revenues decreased $13.1 million for the nine-months ended March 31, 2014 as compared to the same period of the prior fiscal year. Commissions revenue decreased $4.4 million.  Institutional commissions were down $5.4 million primarily due to lower portfolio trading transaction volume in the first three-quarters of fiscal 2014 compared to the same period of fiscal 2013.  Offsetting the decline in our institutional segment was a $1.0 million increase in our retail segment’s commissions revenue due to increased customer activity in our PCG group.

Net interest revenue decreased $8.2 million primarily driven by a $5.9 million decrease in net interest revenue in our banking segment due to a 29% decrease in our average loan balance and a 60 basis point decrease in net interest yield at the Bank as compared to the same period of the prior fiscal year.  Net interest revenue in the institutional segment decreased $1.8 million primarily due to a $1.4 million decrease in interest earned on our securities owned portfolio in our fixed income businesses and a $0.4 million decrease in net interest income in the stock loan business primarily due to a 14 basis point decrease in our average net interest spread partially offset by a 29% increase in our average stock borrowed portfolio balances.  In addition, net interest revenue decreased $0.6 million in the other segment due to a $0.5 million increase in the accretion expense on the discount of the $100.0 million of indebtedness under the Credit Agreement.

Net gains on principal transactions decreased $1.3 million primarily due to a $3.0 million decrease in the other segment caused by the recognition of a $3.6 million realized gain in the second quarter of fiscal 2013 related to the sale of our shares of USHS common stock.  Offsetting the decrease was a $1.6 million increase in net gains of principal transactions in our institutional segment resulting from a $4.9 million increase in municipal finance trading gains, primarily offset by a $3.3 million decrease in our taxable fixed income gains.

Other revenues increased $0.8 million.  This increase was primarily related to a $1.4 million increase in third party servicing fees in our clearing and retail segments offset by a $1.3 million decrease in insurance revenues in our retail segment.  Other revenue in our other segment increased $0.5 million primarily due to an increase in the valuation adjustment for our deferred compensation plan investments.   Other revenue in the banking segment increased $0.2 million due to a $1.3 million decrease in net losses on the sale of REO, a $0.5 million increase in the fair value of REO foreclosed property where appraised values were greater than the loan’s book value, a $0.4 million gain on sale of available for sale securities and a $0.3 million net increase in the value of the Bank’s loans recorded at fair value and losses recorded for the offsetting interest rate swap positions, offset by a $1.4 million decrease in the gains recognized on the valuation of the Bank’s equity method investments and a $1.0 million decrease in gains on sale of SBA loans.

Operating expenses decreased $9.3 million for the nine-months ended March 31, 2014 as compared to the same period of the prior fiscal year.  The largest components of this decrease were a $5.2 million decrease in employee salaries and benefits primarily resulting from the staff reductions in the first three-months of fiscal 2014 and our exit from the Corporate Finance business in fiscal 2013, and a $3.0 million decrease in incentive compensation offset by a $0.3 million increase in deferred compensation expense.

Other expenses decreased $4.3 million primarily due to a $1.2 million decrease in REO expenses, a $1.2 million decrease in the REO loss provision, a $1.0 million decrease in legal and professional fee expenses, as a $3.4 million decline in ongoing legal and professional fees was offset by  $2.4 million of expenses incurred in connection with the proposed merger with Hilltop, a $0.4 million decrease in outside services at the Bank and a $0.4 million decrease in Bank regulatory fees.

Lastly, the Bank had a $3.4 million increase for loan loss recapture for the nine-months ended March 31, 2014 when compared to the same period of the prior fiscal year, primarily due to the reduction in the historical loss component for the commercial real-estate loan portfolio due to improvement in the portfolio performance and the pay-off in the current period of an outstanding balance of a commercial loan for which the Bank had recorded a $2.1 million specific allowance reserve.

Offsetting these operating expense reductions, we recorded $6.6 million of additional expense related to the warrant valuation.  We recognized a $6.8 million loss on the warrant valuation for the nine-months ended March 31, 2014 and a $0.3 million loss on the warrant valuation for the nine-months ended March 29, 2013.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment.  Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared to the cost of funds.  Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds.  The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB.  Net interest income from our brokerage, corporate and banking segments were as follows for the three and nine-months ended March  31, 2014 and March 29, 2013 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,	March 29,	March 31,	March 29,
	2014	2013 (2)	2014	2013 (2)
Brokerage	$ 5,150	$ 5,101	$ 14,694	$ 16,367
Bank	8,530	9,478	26,208	32,122
SWS Group(1)	(3,221)	(3,080)	(9,712)	(9,121)
Net interest	$ 10,459	$ 11,499	$ 31,190	$ 39,368

__________

(1)	Consists primarily of interest expense under the Credit Agreement with Hilltop and Oak Hill.
(2)	The net interest reported for the Bank is for the period ended March 31, 2013.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Nine- Months Ended
	March 31, 2014	March 29, 2013	March 31, 2014	March 29, 2013
Average interest-earning assets:
Customer margin balances	$ 239,000	$ 237,000	$ 242,000	$ 237,000
Assets segregated for regulatory purposes	183,000	194,000	191,000	195,000
Stock borrowed	1,977,000	1,650,000	1,907,000	1,475,000

Average interest-bearing liabilities:
Customer funds on deposit,
including short credits	$ 336,000	$ 329,000	$ 348,000	$ 335,000
Stock loaned	1,914,000	1,584,000	1,821,000	1,425,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended March 31, 2014, income tax benefit (effective rate of -7.2%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income tax benefit (expense) due primarily to an increase in the value of our deferred tax valuation allowance.

For the nine-months ended March 31, 2014, income tax benefit (effective rate of -0.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income tax benefit (expense) due to the value of company-owned life insurance (“COLI”),  tax exempt interest and an increase in the value of our deferred tax valuation allowance.

See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and nine-months ended March 31, 2014 as compared to the three and nine-months ended March 29, 2013 (dollars in thousands):

	Three-Months Ended
	March 31,	March 29,	Increase/
	2014	2013 (1)	Decrease	% Change
Net revenues:
Clearing	$ 5,118	$ 4,511	$ 607	13%
Retail	27,722	27,797	(75)	-
Institutional	27,849	26,165	1,684	6
Banking	8,295	10,540	(2,245)	(21)
Other	(3,310)	(2,259)	(1,051)	(47)
Total	$ 65,674	$ 66,754	$ (1,080)	(2)%

Pre-tax income (loss):
Clearing	$ 979	$ (617)	$ 1,596	>100%
Retail	2,355	308	2,047	>100
Institutional	6,086	4,831	1,255	26
Banking	2,067	1,186	881	74
Other	(19,658)	(15,264)	(4,394)	(29)
Total	$ (8,171)	$ (9,556)	$ 1,385	14%

	Nine-Months Ended
	March 31,	March 29,	Increase/
	2014	2013 (1)	Decrease	% Change
Net revenues:
Clearing	$ 15,093	$ 14,190	$ 903	6%
Retail	85,631	81,987	3,644	4
Institutional	83,117	91,618	(8,501)	(9)
Banking	27,846	33,944	(6,098)	(18)
Other	(8,532)	(5,531)	(3,001)	(54)
Total	$ 203,155	$ 216,208	$ (13,053)	(6)%

Pre-tax income (loss):
Clearing	$ 2,091	$ (537)	$ 2,628	>100%
Retail	7,609	1,155	6,454	>100
Institutional	18,240	24,095	(5,855)	(24)
Banking	8,586	5,439	3,147	58
Other	(43,273)	(33,130)	(10,143)	(31)
Total	$ (6,747)	$ (2,978)	$ (3,769)	>(100)%

________

(1)	The net revenues and pre-tax income reported for the banking segment are for the periods ended March 31, 2013.

Clearing.

Three-Months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 31, 2014 as compared to the three-months ended March 29, 2013 (dollars in thousands):

	Three-Months Ended
	March 31,	March 29,
	2014	2013	% Change
Net revenue from clearing	$ 2,170	$ 2,081	4%
Net interest	1,551	1,451	7
Other	1,397	979	43
Net revenues	5,118	4,511	13

Operating expenses	4,139	5,128	(19)
Pre-tax income (loss)	$ 979	$ (617)	>100%

Daily average customer margin
balance	$ 114,000	$ 95,000	20%
Daily average customer funds
on deposit	$ 168,000	$ 179,000	(6)%

Total correspondent clearing customer assets under custody were $16.6 billion and $15.4 billion at March 31, 2014 and March 29, 2013, respectively.

The following table reflects the number of client transactions processed for the three-months ended March  31, 2014 and March 29, 2013 and the number of correspondents at the end of each period.

	Three-Months Ended
	March 31, 2014	March 29, 2013
Tickets for high-volume trading firms	12,364	104,860
Tickets for general securities broker/dealers	173,695	158,745
Total tickets	186,059	263,605
Correspondents	145	147

For the three-months ended March  31, 2014, net revenues in the clearing segment increased 13%  and clearing fee revenues increased 4%. Other revenues increased 43%  compared to the three-months ended March 29, 2013.

The 4% increase in clearing fee revenue for the three-months ended March 31, 2014 when compared to the three-months ended March 29, 2013 was primarily due to a 9% increase in the number of general securities tickets processed and an increase in the overall revenue per ticket.  Revenue per ticket increased approximately 48% from $7.90 for the three-months ended March 29, 2013 to $11.66 for the three-months ended March  31, 2014.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.  Management believes that the increase in clearing volume for general security broker/dealers corresponds with improved conditions in the equity markets.  For the three-months ended March 31, 2014 compared to the three-months ended March 29, 2013, tickets processed for high-volume trading firms decreased 88%.  Approximately one-half of this decline was due to the loss of one correspondent through a broker/dealer withdrawal.

The increase in other revenues was primarily due to a $0.3 million increase in third party servicing fee income.

Operating expenses decreased 19% for the three-months ended March  31, 2014 as compared to the same period last fiscal year primarily due to a 17%  decrease in operations and information technology expenses and a 54% decrease in compensation expenses due to headcount reductions.

Nine-Months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 31, 2014 as compared to the nine-months ended March 29, 2013 (dollars in thousands):

	Nine-Months Ended
	March 31,	March 29,
	2014	2013	% Change
Net revenue from clearing	$ 6,675	$ 6,397	4%
Net interest	4,519	4,634	(2)
Other	3,899	3,159	23
Net revenues	15,093	14,190	6

Operating expenses	13,002	14,727	(12)
Pre-tax income (loss)	$ 2,091	$ (537)	>100%

Daily average customer margin
balance	$ 107,000	$ 100,000	7%
Daily average customer funds
on deposit	$ 522,000	$ 529,000	(1)%

The following table reflects the number of client transactions processed for the nine-months ended March 31, 2014 and March 29, 2013.

	Nine-Months Ended
	March 31, 2014	March 29, 2013
Tickets for high-volume trading firms	33,923	299,171
Tickets for general securities broker/dealers	514,940	473,003
Total tickets	548,863	772,174

For the nine-months ended March  31, 2014, net revenues in the clearing segment increased 6% while clearing fee revenues increased  4%. Other revenues increased 23% compared to the nine-months ended March 29, 2013.

The 4% increase in clearing fee revenue for the nine-months ended March 31, 2014 when compared to the nine-months ended March 29, 2013 was primarily due to a 9% increase in the number of general securities tickets processed and an increase in the revenue per ticket.  Revenue per ticket increased approximately 47% from $8.29 for the nine-months ended March 29, 2013 to $12.16 for the nine-months ended March  31, 2014.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.  Management believes that the increase in clearing volume for general security broker/dealers corresponds with improved conditions in the equity markets.  For the nine-months ended March 31, 2014 compared to the nine-months ended March 29, 2013, tickets processed for high-volume trading firms decreased 89%.  Approximately one-half of this decline was due to the loss of one correspondent through a broker/dealer withdrawal.

The increase in other revenue was primarily driven by a $0.8 million increase in third party servicing fee income.

Operating expenses decreased 12% for the nine-months ended March  31, 2014 as compared to the same period last fiscal year primarily due to a 38%  decrease in compensation expense attributable to headcount reductions.  In addition, a  decrease in other expenses was attributed to a 9% decrease in operations and information technology expenses.

Retail.

Three-Months Ended:

The following is a summary of the results for the retail segment for the three-months ended March  31, 2014 as compared to the three-months ended March 29, 2013 (dollars in thousands):

	Three-Months Ended
	March 31,	March 29,
	2014	2013	% Change
Net revenues:
Private Client Group (PCG)
Commissions	$ 12,905	$ 12,817	1%
Advisory fees	2,909	2,235	30
Insurance products	468	1,274	(63)
Other	232	109	>100
Net interest revenue	564	557	1
	17,078	16,992	1
Independent registered
representatives (SWS Financial)
Commissions	5,719	6,223	(8)
Advisory fees	1,173	871	35
Insurance products	2,153	2,195	(2)
Other	369	340	9
Net interest revenue	256	258	(1)
	9,670	9,887	(2)
Other
Commissions	103	102	1
Advisory fees	503	406	24
Insurance products	274	386	(29)
Other	94	24	>100
	974	918	6
Total	27,722	27,797	-

Operating expenses	25,367	27,489	(8)
Pre-tax income	$ 2,355	$ 308	>100%

Daily average customer margin balances	$ 121,000	$ 140,000	(14)%
Daily average customer funds on deposit	$ 123,000	$ 117,000	5%

PCG representatives	157	164	(4)%
SWS Financial representatives	279	302	(8)%

Net revenues in the retail segment remained consistent for the three-months ended March  31, 2014 as compared to the same period in the last fiscal year.  Advisory fees increased $1.1 million with improvement in all areas of the retail business due to a 22% increase in assets under management offset by a $1.0 million decline in the revenue from the sale of insurance products.

Total customer assets were $15.0 billion at March  31, 2014 and $14.3 billion at March 29, 2013.  Assets under management were $1.2 billion at March  31, 2014 versus $956.5 million at March 29, 2013.

Operating expenses decreased 8% for the three-months ended March  31, 2014 as compared to the same period last fiscal year primarily due to a $1.2 million decrease in commissions and other employee compensation expense due to a reduction in salaries and lower commissions paid by SWS Financial, a $0.4 million decrease in travel and entertainment expenses and a $0.1 million decrease in legal expense.

Nine-Months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 31, 2014 as compared to the nine-months ended March 29, 2013 (dollars in thousands):

	Nine-Months Ended
	March 31,	March 29,
	2014	2013	% Change
Net revenues:
PCG
Commissions	$ 39,112	$ 37,320	5%
Advisory fees	8,669	6,523	33
Insurance products	3,063	3,066	-
Other	612	288	>100
Net interest revenue	1,967	1,668	18
	53,423	48,865	9

SWS Financial
Commissions	17,651	18,442	(4)
Advisory fees	3,130	2,691	16
Insurance products	6,380	7,562	(16)
Other	1,056	847	25
Net interest revenue	820	856	(4)
	29,037	30,398	(4)
Other
Commissions	354	319	11
Advisory fees	1,535	1,174	31
Insurance products	1,043	1,132	(8)
Other	239	99	>100
	3,171	2,724	16
Total	85,631	81,987	4

Operating expenses	78,022	80,832	(3)
Pre-tax income	$ 7,609	$ 1,155	>100%

Daily average customer margin balances	$ 131,000	$ 134,000	(2)%
Daily average customer funds on deposit	$ 382,000	$ 342,000	12%

Net revenues in the retail segment increased 4% for the nine-months ended March  31, 2014 as compared to the same period in the last fiscal year.  Improvement in PCG accounted for most of the additional revenues reflecting underlying improvement in retail client activity and success in retaining key producers.  Advisory fees increased $2.9 million with improvements in all areas due to a 22% increase in assets under management.   In addition, commissions revenue was up $1.0 million primarily due to strength in the PCG business.  Other revenues decreased $0.6 million for the nine-months ended March 31, 2014 as compared to the same period in the last fiscal year primarily due to a $1.3 million decrease in insurance related income offset by a $0.6 million increase in third party servicing fee income.

Operating expenses decreased 3% for the nine-months ended March  31, 2014 as compared to the same period last fiscal year.  This decrease was primarily due to a $1.1 million decrease in legal expenses, a $0.6 million decrease in commissions and other employee compensation expense, a $0.5 million reduction in operations and information technology expense and a $0.4 million decrease in travel and entertainment expenses.

Institutional.

Three-Months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March  31, 2014 as compared to the three-months ended March 29, 2013 (dollars in thousands):

	Three-Months Ended
	March 31,	March 29,
	2014	2013	% Change
Net revenues:
Commissions
Taxable fixed income	$ 6,782	$ 4,766	42%
Municipal finance	2,135	2,827	(24)
Portfolio trading	2,548	4,498	(43)
	11,465	12,091	(5)
Investment banking fees
Taxable fixed income	1,017	1,860	(45)
Municipal finance	4,095	3,803	8
Corporate finance	-	90	(100)
Other	-	(1)	100
	5,112	5,752	(11)
Net gains on principal
transactions
Taxable fixed income	3,775	3,225	17
Municipal finance	4,475	2,095	>100
Other	(3)	(4)	25
	8,247	5,316	55
Other	236	170	39
Net interest revenue
Stock loan	2,242	2,185	3
Other	547	651	(16)
Total	27,849	26,165	6
Operating expenses	21,763	21,334	2
Pre-tax income	$ 6,086	$ 4,831	26%

Taxable fixed income
representatives	28	34	(18)%
Municipal distribution
representatives	22	25	(12)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended March  31, 2014 as compared to the three-months ended March 29, 2013 were as follows (in thousands):

Three-Months Ended
	March 31,	March 29,
	2014	2013
Daily average interest-earning assets:
Stock borrowed	$ 1,977,000	$ 1,650,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,914,000	$ 1,584,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the three-months ended March  31, 2014 and March 29, 2013:

	Three-Months Ended
	March 31,	March 29,
	2014	2013
Number of Issues	121	183
Aggregate Amount of Offerings	$ 11,687,314,000	$ 11,394,664,000

Net revenues in the institutional segment increased 6% while pre-tax income was up 26% for the three-months ended March  31, 2014 as compared to the three-months ended March 29, 2013.  Net gains on principal transactions increased $2.9 million for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily due to improvements in the municipal finance business.  Investment banking and advisory fees decreased $0.6 million as an $0.8 million decrease in the taxable fixed income group on lower government agency underwriting revenue was offset by a $0.3 million improvement in municipal finance fees.  Commissions revenue decreased $0.6 million as both portfolio trading and municipal finance commissions revenues were down $2.0 million and $0.7 million, respectively, which overshadowed a $2.0 million improvement in our taxable fixed income division.

Operating expenses increased 2%  in the third quarter of fiscal 2014 as compared to third quarter of fiscal 2013, primarily from a $0.2 million increase in compensation expenses due to stronger segment revenues and a $0.2 million increase in clearing charges.

Nine-Months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 31, 2014 as compared to the nine-months ended March 29, 2013 (in thousands):

	Nine-Months Ended
	March 31,	March 29,
	2014	2013	% Change
Net revenues:
Commissions
Taxable fixed income	$ 19,685	$ 18,009	9%
Municipal finance	7,189	8,158	(12)
Portfolio trading	6,441	12,593	(49)
	33,315	38,760	(14)
Investment banking fees
Taxable fixed income	2,886	6,668	(57)
Municipal finance	15,003	12,879	16
Corporate finance	-	1,444	(100)
Other	-	(1)	100
	17,889	20,990	(15)
Net gains on principal
transactions
Taxable fixed income	9,384	12,688	(26)
Municipal finance	14,390	9,497	52
Other	(13)	(23)	43
	23,761	22,162	7
Other	717	497	44
Net interest revenue
Stock loan	6,230	6,648	(6)
Other	1,205	2,561	(53)
Total	83,117	91,618	(9)
Operating expenses	64,877	67,523	(4)
Pre-tax income	$ 18,240	$ 24,095	(24)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the nine-months ended March 31, 2014 as compared to the nine-months ended March 29, 2013 were as follows (in thousands):

Nine-Months Ended
	March 31,	March 29,
	2014	2013
Daily average interest-earning assets:
Stock borrowed	$ 1,907,000	$ 1,475,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,821,000	$ 1,425,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the nine-months ended March 31, 2014 and March 29, 2013:

	Nine-Months Ended
	March 31,	March 29,
	2014	2013
Number of Issues	419	505
Aggregate Amount of Offerings	$ 34,752,604,000	$ 38,037,337,000

Net revenues in the institutional segment decreased 9% while pre-tax income was down 24% for the nine-months ended March 31, 2014 as compared to the nine-months ended March 29, 2013.  Commissions revenue decreased $5.4 million primarily driven by a $6.2 million decrease in the portfolio trading business on lower trading volumes and a $1.0 million decrease in the municipal finance business when compared to the same period in the prior fiscal year.  This decrease was offset by a $1.7 million increase in commissions revenue for taxable fixed income.  Investment banking, advisory and administrative fees decreased $3.1 million primarily due to a $3.8 million reduction in underwriting fees earned by our taxable fixed income group.  In addition, corporate finance fees were down $1.4 million as we exited the business in the fourth quarter of fiscal 2013.  These reductions in fees were partially offset by a $2.1 million increase in municipal finance fees during the period due to a more favorable mix in public finance deal flow.  Net interest revenue decreased $1.8  million primarily due to a $1.4 million decrease in net interest earned in our fixed income divisions.  In addition, net interest income from our stock lending business was down $0.4 million due to a 14 basis point decrease in the average net interest spread, which was partially offset by a 28% increase in our average stock lending balances.  Net gains on principal transactions increased $1.6 million primarily due to a $4.9 million increase in municipal finance trading gains partially offset by a $3.3 million decrease in our taxable fixed income gains.  The decrease in the taxable fixed income trading gains was primarily the result of an ongoing challenging market environment during the first three-quarters of fiscal 2014, as compared to the more robust market environment during the first three-quarters of fiscal 2013.

Operating expenses decreased 4% during the first three-quarters of fiscal 2014, primarily due to a $4.1 million decrease in compensation expense due to weaker segment revenues, which was partially offset by a $0.6 million increase in quotation costs and a $0.4 million increase in clearing costs.

Banking.

Three-Months Ended:

The following is a summary of the results for the banking segment for the three-months ended March  31, 2014 as compared to the three-months ended March  31, 2013 (dollars in thousands):

	Three-Months Ended
	March 31,	March 31,
	2014	2013	% Change
Net revenues:
Net interest revenue	$ 8,530	$ 9,478	(10)%
Other	(235)	1,062	>(100)
Total net revenues	8,295	10,540	(21)

Operating expenses	6,228	9,354	(33)
Pre-tax income	$ 2,067	$ 1,186	74%

The Bank’s net revenues decreased 21% due primarily to a $0.9 million reduction in net interest revenues  for the three-months ended March  31, 2014 as compared to the three-months ended March  31, 2013 primarily due to a 21% decrease in average loan balances, as well as a 20 basis point decrease in the net yield on interest-earning assets as excess cash generated from loan repayments was reinvested in an investment portfolio with lower comparable yields.  Other revenue decreased $1.3 million due primarily to a $1.2 million decrease in gains on SBA loan sales, a $0.6 million decrease in the gains recognized on the valuation of the Bank’s equity method investments and a $0.5 million loss in earnings from the Bank’s hedged interest rate swap positions, offset by a $0.5 million gain on sale of available for sale securities, a $0.5 million increase in the fair value of REO foreclosed property where appraised values were greater than the loan’s book value and a $0.3 million increase in net gains on the sale of REO.

The Bank’s operating expenses decreased $3.1 million, or 33%, for three-months ended March  31, 2014 compared to the three-months ended March  31, 2013 and was primarily attributable to the a  $0.6 million decrease in commissions and other employee compensation, a $1.6 million increase in the Bank’s loan loss recapture for the three-months ended March  31,  2014 with the reduction in the historical loss component for the commercial real-estate loan portfolio due to improvement in the performance of the portfolio.   Other expenses were also lower due to a $0.9 million decrease in REO related expenses, which included a $0.5 million decrease in the REO loss provision related to the continued reduction of REO.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended March  31, 2014 and 2013 (dollars in thousands):

	Three-Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 909	$ 2	0.9%	$ 2,418	$ 27	4.4%
Lot and land development	5,850	67	4.6	10,872	110	4.1
1-4 family	133,318	1,585	4.8	279,816	3,530	5.1
Commercial real estate and
multifamily	315,431	3,923	5.0	309,046	4,043	5.3
Commercial	69,604	657	3.8	63,722	784	5.0
Consumer	2,657	21	3.3	1,640	25	6.4
Total loans	527,769	6,255		667,514	8,519
Investments:
Money market	76,840	111	0.6	24,131	29	0.5
U.S. government and government
agency obligations – held to
maturity	14,065	84	2.4	20,667	121	2.4
U.S. government and government
agency obligations – available for
sale	545,414	2,583	1.9	346,788	1,400	1.6
Municipal obligations – available
for sale	44,274	172	1.6	13,036	45	1.4
Interest bearing deposits in banks	1,218	-	-	3,038	1	-
Federal reserve funds	23,707	16	0.3	185,140	89	0.2
Investments – other	4,568	5	0.4	3,198	3	0.4
Total interest-earning assets	$ 1,237,855	$ 9,226	3.0%	$ 1,263,512	$ 10,207	3.3%

Non interest-earning assets:
Cash and due from banks	3,172			3,458
Other assets	24,061			38,227
	$ 1,265,088			$ 1,305,197

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 27,390	$ 61	0.9%	$ 32,468	$ 75	1.0%
Money market accounts	17,962	2	0.1	17,806	2	0.1
Interest-bearing demand accounts	8,527	1	0.1	8,819	1	0.1
Savings accounts	881,870	22	-	953,889	24	-
Federal Home Loan Bank advances	93,583	610	2.6	59,336	627	4.3
	$ 1,029,332	$ 696	0.3%	$ 1,072,318	$ 729	0.3%

	Three-Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 56,687			$ -
Other liabilities	7,782			61,731
	1,093,801			1,134,049
Stockholder’s equity	171,287			171,148
	$ 1,265,088			$ 1,305,197

Net interest income		$ 8,530			$ 9,478

Net yield on interest-earning assets			2.8%			3.0%

__________

(*)  Loan fees included in interest income for the three-months ended March  31, 2014 and 2013 were $272 and $386, respectively.

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

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2014 as compared to March 31, 2013

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (25)	$ (17)	$ (21)	$ 13
Lot and land development	(43)	(51)	14	(6)
1-4 family	(1,945)	(1,848)	(202)	105
Commercial real estate and
multifamily	(120)	84	(200)	(4)
Commercial	(127)	72	(182)	(17)
Consumer	(4)	16	(12)	(8)
Investments:
Money market	82	65	6	11
U.S. government and
government agency obligations –
held to maturity	(37)	(39)	3	(1)
U.S. government and government
agency obligations – available
for sale	1,183	802	242	139
Municipal obligation – available
for sale	127	110	5	12
Interest bearing deposits in banks	(1)	(1)	-	-
Federal reserve funds	(73)	(78)	34	(29)
Investments – other	2	2	-	-
	$ (981)	$ (883)	$ (313)	$ 215

	Three-Months Ended
	March 31, 2014 as compared to March 31, 2013

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (14)	$ (12)	$ (2)	$ -
Savings accounts	(2)	(2)	-	-
Federal Home Loan Bank
advances	(17)	363	(241)	(139)
	(33)	349	(243)	(139)
Net interest income	$ (948)	$ (1,232)	$ (70)	$ 354

Nine-Months Ended:

The following is a summary of the results for the banking segment for the nine-months ended March 31, 2014 as compared to the nine-months ended March 31, 2013 (dollars in thousands):

	Nine-Months Ended
	March 31,	March 31,
	2014	2013	% Change
Net revenues:
Net interest revenue	$ 26,208	$ 32,122	(18)%
Other	1,638	1,822	(10)
Total net revenues	27,846	33,944	(18)

Operating expenses	19,260	28,505	(32)
Pre-tax income	$ 8,586	$ 5,439	58%

The Bank’s net revenues decreased $6.1 million due primarily to a $5.9 million reduction in net interest revenues and a $0.2 million decrease in other revenues for the nine-months ended March 31, 2014 as compared to the nine-months ended March 31, 2013 primarily due to the 29% decrease in average loan balances, as well as a 60 basis point decrease in the net yield on interest earning assets as excess cash generated from loan repayments was reinvested in an investment portfolio with lower comparable yields.  The decrease in other revenue was due to a $1.4 million decrease in the valuation of the Bank’s equity method investments and a $1.0 million decrease in gains on SBA loan sales, offset by a $1.3 million decrease in net losses on the sale of REO, a $0.5 million increase in the fair value of REO foreclosed property where appraised values were greater than the loan’s book value and a $0.4 million gain from the sale of available for sale securities.

The Bank’s operating expenses decreased $9.2 million for the nine-months ended March 31, 2014 compared to the nine-months ended March 31, 2013.  The expense reduction was primarily attributable to a $2.1 million decrease in commissions and other employee compensation and a $3.4 million increase in the Bank’s loan loss recapture for the nine-months ended March 31, 2014.  Additionally, other operating expenses decreased $3.4 million for the nine-months ended March 31, 2014 compared to the nine-months ended March 31, 2013.  The decrease was primarily due to a $2.4 million decrease in REO related expenses, including a $1.2 million decrease in the REO loss provision, a $0.4 million decrease in outside services fees paid, a $0.4 million decrease in the Bank’s regulatory fees and a $0.2 million decrease in legal expenses. Reductions in REO related expenses and regulatory fees were due to continued REO reduction and overall improvement at the Bank.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-months ended March 31, 2014 and 2013 (dollars in thousands):

	Nine-Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 1,161	$ 15	1.7%	$ 2,865	$ 98	4.5%
Lot and land development	7,128	521	9.7	13,736	575	5.6
1-4 family	145,906	5,516	5.0	349,499	13,242	5.1
Commercial real estate and
multifamily	313,767	11,939	5.1	315,629	12,944	5.5
Commercial	67,528	1,970	3.9	70,387	2,687	5.1
Consumer	2,089	62	4.0	1,842	87	6.3
Total loans	537,579	20,023		753,958	29,633
Investments:
Money market	53,217	206	0.5	24,274	91	0.5
U.S. government and government
agency obligations – held to
maturity	15,279	275	2.4	22,806	409	2.4
U.S. government and government
agency obligations – available for
sale	533,544	7,320	1.8	337,571	4,102	1.6
Municipal obligations – available
for sale	38,170	441	1.5	11,518	116	1.3
Interest bearing deposits in banks	1,364	-	-	3,433	1	-
Federal reserve funds	60,854	128	0.3	112,985	192	0.2
Investments – other	4,646	13	0.4	3,382	10	0.4
Total interest-earning assets	$ 1,244,653	$ 28,406	3.0%	$ 1,269,927	$ 34,554	3.6%

Non interest-earning assets:
Cash and due from banks	3,182			3,598
Other assets	22,502			40,701
	$ 1,270,337			$ 1,314,226

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 28,629	$ 192	0.9%	$ 34,050	$ 254	1.0%
Money market accounts	18,418	7	0.1	20,762	8	0.1
Interest-bearing demand accounts	8,549	4	0.1	9,050	4	0.1
Savings accounts	883,704	68	-	954,037	106	-
Federal Home Loan Bank advances	97,079	1,927	2.6	63,643	2,060	4.3
Other financed borrowings	4	-	0.8	-	-	-
	$ 1,036,383	$ 2,198	0.3%	$ 1,081,542	$ 2,432	0.3%

	Nine-Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 58,090			$ 55,446
Other liabilities	6,898			6,598
	1,101,371			1,143,586
Stockholder’s equity	168,966			170,640
	$ 1,270,337			$ 1,314,226

Net interest income		$ 26,208			$ 32,122

Net yield on interest-earning assets			2.8%			3.4%

__________

(*)  Loan fees included in interest income for the nine-months ended March  31, 2014 and 2013 were $1,057 and $1,712, respectively.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2014 as compared to March 31, 2013

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (83)	$ (58)	$ (61)	$ 36
Lot and land development	(54)	(277)	429	(206)
1-4 family	(7,726)	(7,714)	(28)	16
Commercial real estate and
multifamily	(1,005)	(76)	(934)	5
Commercial	(717)	(109)	(633)	25
Consumer	(25)	12	(33)	(4)
Investments:
Money market	115	109	3	3
U.S. government and
government agency obligations –
held to maturity	(134)	(135)	1	-
U.S. government and government
agency obligations – available
for sale	3,218	2,382	529	307
Municipal obligation – available
for sale	325	268	17	40
Interest bearing deposits in banks	(1)	(1)	(1)	1
Federal reserve funds	(64)	(89)	45	(20)
Investments – other	3	4	(1)	-
	$ (6,148)	$ (5,684)	$ (667)	$ 203

	Nine-Months Ended
	March 31, 2014 as compared to March 31, 2013

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (62)	$ (40)	$ (26)	$ 4
Money market accounts	(1)	(1)	-	-
Savings accounts	(38)	(8)	(33)	3
Federal Home Loan Bank
advances	(133)	1,082	(796)	(419)
	(234)	1,033	(855)	(412)
Net interest income	$ (5,914)	$ (6,717)	$ 188	$ 615

Other.

Three-Months Ended:

The following discusses the financial results for SWS Group, corporate administration and SWS Capital Corporation.

Pre-tax loss from the other segment was $19.7 million for three-months ended March  31, 2014 compared to pre-tax loss of $15.3 million for the three-months ended March 29, 2013.  The primary driver of the $4.4 million increase in the pre-tax loss was related to the change in warrant valuation resulting in a $2.9 million increase in expense in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.  We recorded a $6.7 million unrealized loss on the valuation of the warrants held by Hilltop and Oak  Hill for the three-months ended March  31, 2014 compared to a $3.8 million unrealized loss on the valuation for the warrants held by Hilltop and Oak Hill for the three-months ended March 29, 2013.

Net revenues decreased $1.1 million for the three-months ended March  31, 2014 compared to the three-months ended March 29, 2013.  The decrease was primarily due to a $0.7 million decrease in the valuation adjustment for our deferred compensation plan investments and a $0.2 million increase in net interest expense caused by an increase in the accretion expense on the discount on the $100.0 million of indebtedness under the Credit Agreement.

Overall operating expenses increased $0.4 million for the three-months ended March 31, 2014 as compared to the three-months ended March 29, 2013 primarily due to $2.4 million in merger related fees, offset by a $0.8 million decrease in expenses related to our deferred compensation plan.  Other legal fees and operating expenses were down $0.4 million and $0.8 million, respectively.

Nine-Months Ended:

Pre-tax loss from the other segment was $43.3 million for the nine-months ended March 31, 2014 compared to a pre-tax loss of $33.1 million for the nine-months ended March 29, 2013.  The primary driver of the $10.1 million increase in the pre-tax loss was related to the change in warrant valuation resulting in a $6.6 million increase in expense in the first three-quarters of fiscal 2014 compared to the first three-quarters of fiscal 2013.  We recorded a $6.8 million unrealized loss on the valuation of the warrants held by Hilltop and Oak  Hill for the nine-months ended March 31, 2014 compared to a $0.3 million unrealized loss on the valuation for the warrants held by Hilltop and Oak  Hill for the nine-months ended March 29, 2013.

Net revenues decreased $3.0 million for the nine-months ended March 31, 2014 compared to the nine-months ended March 29, 2013.    The decrease was primarily due to a $3.6 million realized gain recognized from the sale of our shares of USHS common stock in fiscal 2013 offset by a $0.7 million loss incurred in fiscal 2013 related to our municipal auction rate bond and a $0.5 million increase in the valuation adjustment for our deferred compensation plan investments, which was partially offset by an increase of $0.5 million in interest expense caused by an increase in the accretion expense on the discount of the $100.0 million of indebtedness under the Credit Agreement.

Overall operating expenses increased $0.6 million for the nine-months ended March 31, 2014 compared to the nine-months ended March 29, 2013 primarily due to $2.4 million in merger related fees.   Deferred compensation expense related to our deferred compensation plan increased $0.5 million, offset by a $1.4 million and $0.6 million decrease in executive and administrative incentive compensation and other legal fees, respectively.

FINANCIAL CONDITION

Investments

In fiscal 2013, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio.  The securities portfolio is structured to provide cash flows to ensure that adequate funds are available for new loan originations.

The book value of the Bank’s investment portfolio at March  31, 2014 and June 30, 2013 was as follows (in thousands):

	March 31, 2014	June 30, 2013
Government-sponsored enterprises—
held to maturity securities	$ 13,553	$ 17,423
Government-sponsored enterprises—
FHLB stock	4,501	4,657
Government-sponsored enterprises—
available for sale securities	531,591	474,906
Municipal obligations—
available for sale securities	43,949	28,224
Equity method investments	3,324	3,844
	$ 596,918	$ 529,054

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous seven quarters.  During the second quarter of fiscal 2014, management changed from using the current and the previous five quarters in the calculation to the current and the previous seven quarters for a more conservative approach and to be more indicative of the current economic outlook.  Management adjusts the historical loss rates to reflect changes in the real estate market, current market environment for commercial loans, credit quality to reflect increased credit risk not captured in the historical loss, significant concentrations of product types and trends in portfolio volume to capture additional risk of loss associated with the total loan portfolio.  Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as option adjustable rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial "teaser" rates, can have a greater risk of non-collection than other loans.  At March 31, 2014, the Bank had $7.0 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at March 31, 2014.  At March 31, 2014, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates and had no single family interest only loans.

At March 31, 2014, the Bank’s loan portfolio included a total of $1.0 million in loans with high loan-to-value ratios.  High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan.  At March 31, 2014, all of these loans were 1-4 single family or lot loans to home builders in North Texas.  We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at March 31, 2014, the Bank had no loans with a high loan-to-value ratio that were deemed impaired.  Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital.  At March 31, 2014, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

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

Loans receivable, including loans measured at fair value, at March 31, 2014 and June 30, 2013 are summarized as follows (in thousands):

	March 31, 2014	June 30, 2013
Residential
Purchased mortgage loans
held for investment	$ 72,546	$ 174,037
1-4 family	92,433	59,910
	164,979	233,947
Lot and land development
Residential land	556	3,102
Commercial land	5,399	5,886
	5,955	8,988

Residential construction	785	1,367
Commercial construction	5,526	1,668
Commercial real estate	182,815	214,446
Multifamily	133,698	99,833
Commercial loans	69,709	58,718
Consumer loans	2,666	1,959
	566,133	620,926
Allowance for probable loan loss (*)	(8,092)	(12,343)
	$ 558,041	$ 608,583

__________

 (*)  There is no allowance for probable loan loss for loans measured at fair value or purchased mortgage loans held for investment.  Purchase mortgage loans held for investment are held on average for 25 days or less, substantially reducing credit risk.

The decrease in purchased mortgage loans held for investment from June 30, 2013 to March  31, 2014 was representative of an overall decline in the first three quarters of fiscal 2014 in the mortgage industry’s production levels.  The nature of purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at March  31, 2014, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial
real estate and multifamily loans	$ 36,956	$ 127,431	$ 157,652	$ 322,039
Commercial loans	34,991	22,903	11,815	69,709
Residential construction loans	121	664	-	785
Total	$ 72,068	$ 150,998	$ 169,467	$ 392,533

Amount of loans based upon:
Floating or adjustable interest rates	$ 63,211	$ 87,684	$ 130,985	$ 281,880
Fixed interest rates	8,857	63,314	38,482	110,653
Total	$ 72,068	$ 150,998	$ 169,467	$ 392,533

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

Non-performing assets and classified loans as of March 31, 2014 and June 30, 2013 were as follows (dollars in thousands):

	March 31, 2014		June 30, 2013
Loans accounted for on a non-
accrual basis
1-4 family	$ 5,724		$ 7,792
Lot and land development	927		2,418
Residential construction	560		601
Commercial real estate	3,303		7,611
Commercial loans	3,874		4,024
	14,388		22,446
Non-performing loans as a
percentage of total loans	2.5%		3.6%

REO
1-4 family	2,117		1,801
Lot and land development	1,146		4,008
Commercial real estate	2,124		4,065
Commercial loans	493		291
	5,880		10,165
Performing troubled debt
restructuring (*)	4,819		5,349
Non-performing assets	$ 25,087		$ 37,960

Non-performing assets as a
percentage of total assets	2.0%		3.0%

Current classified assets
1-4 family	$ 116		$ 223
Lot and land development	317		965
Multifamily	-		692
Commercial real estate	15,466		22,616
Commercial loans	(64)	(**)	5,114
	15,835		29,610
Total classified assets
1-4 family	8,106		10,080
Lot and land development	2,390		7,391
Multifamily	-		692
Residential construction	560		601
Commercial real estate	25,272		38,801
Commercial loans	4,594		10,005
	$ 40,922		$ 67,570

__________

 (*) The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans.  See discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

(**)The troubled debt restructuring commercial loans were SBA guaranteed.  The credit exposure was less than the legal balance, leading to the negative balance.

Approximately $193,000, $272,000, $560,000, and $810,000 of gross interest income would have been recorded in the three and nine-months ended March 31, 2014 and 2013, respectively, had the non-accrual loans been recorded in accordance with their original terms.  There was $2,000, $7,000, $31,000 and $39,000 of interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and nine-months ended March 31, 2014 and 2013, respectively.

Total classified assets to Bank capital plus allowance for loan loss was 22.9% at March  31, 2014.  Classified assets decreased $26.6 million from June 30, 2013 and substantially all classified loans by collateral location are in Texas.  Bank management continues to be focused on reducing the classified asset ratio through the disposal of these assets.  Depending on the method used, the Bank may be required to record additional write-downs of these assets.  While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and nine-months ended March 31, 2014 and 2013 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Balance at beginning of period	$ 7,355	$ 29,421	$ 10,165	$ 32,257
Foreclosures	1,978	185	4,652	11,076
Sales	(3,391)	(5,363)	(8,674)	(18,369)
Write-downs	(62)	(549)	(263)	(1,475)
Other	-	-	-	205
Balance at end of period	$ 5,880	$ 23,694	$ 5,880	$ 23,694

The following table presents the Bank’s classified assets as of March  31, 2014 by year of origination of the loan (in thousands):

			Performing
	Non-		Troubled	Current
Year	Performing		Debt	Classified
Originated	Loans	REO	Restructuring	Assets	Total
Fiscal 2008 or prior	$ 3,662	$ 4,046	$ 340	$ 6,318	$ 14,366
Fiscal 2009	2,058	1,039	1,090	4,576	8,763
Fiscal 2010	8,388	383	1,573	4,476	14,820
Fiscal 2011	280	-	34	265	579
Fiscal 2012	-	412	101	16	529
Fiscal 2013	-	-	1,681	136	1,817
Fiscal 2014	-	-	-	48	48
	$ 14,388	$ 5,880	$ 4,819	$ 15,835	$ 40,922

The following table presents an analysis of the allowance for probable loan losses for the three and nine-months ended March 31, 2014 and 2013 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Balance at beginning of period	$ 9,448	$ 18,637	$ 12,343	$ 22,402
Continuing operations:
Charge-offs:
Lot and land development	-	-	(4)	(182)
1-4 family	(189)	-	(286)	(163)
Commercial real estate	-	-	(51)	(1,113)
Commercial loans	-	(51)	(67)	(1,659)
Total charge-offs	(189)	(51)	(408)	(3,117)
Recoveries:
Residential construction	14	8	77	44
Lot and land development	102	5	112	192
1-4 family	26	19	87	88
Commercial real estate	266	109	705	192
Commercial loans	3	34	45	405
Consumer loans	-	5	-	10
Total recoveries	411	180	1,026	931
Net recoveries (charge-offs)	222	129	618	(2,186)
Recapture of loan loss charged
to operations	(1,578)	-	(4,869)	(1,450)
	(1,356)	129	(4,251)	(3,636)
Balance at end of period	$ 8,092	$ 18,766	$ 8,092	$ 18,766

Ratio of net recoveries (charge-offs)
during the period to average loans
outstanding during the period	-0.01%	-0.02%	-0.11%	0.29%

With the continued challenging economic environment and persistent high unemployment rates, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification.  Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction.  The Bank currently requires extensive documentation and data in order to reclassify existing non-performing loans as performing loans.  The Bank is also updating appraisals frequently, including for performing loans, to serve as an early indicator of loan deterioration.

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.  During fiscal 2013, the Bank reestablished marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.  Through the third quarter of fiscal 2014, the Bank has continued these marketing efforts in order to grow the Bank’s loan portfolio.

The allowance for probable loan losses by type of loans as of March 31, 2014 and June 30, 2013 was as follows (dollars in thousands):

	March 31, 2014			June 30, 2013
			Percent			Percent
		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 1	0.1%	-%	$ 49	0.2%	0.4%
Lot and land development	48	1.1	0.6	374	1.4	3.0
1-4 family	1,871	29.1	23.1	1,528	37.7	12.4
Commercial real estate	1,882	33.3	23.3	3,290	34.8	26.7
Multifamily	2,484	23.6	30.7	3,567	16.1	28.9
Commercial loans	1,792	12.3	22.1	3,530	9.5	28.6
Consumer loans	14	0.5	0.2	5	0.3	-
	$ 8,092	100.0%	100.0%	$ 12,343	100.0%	100.0%

At March 31, 2014, approximately 23.3% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 33.3% of its total loan portfolio.  This was down from June 30, 2013 when approximately 26.7% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio.  Commercial real estate loans tend to be individually larger than residential loans and deterioration in this portfolio can lead to volatility in earnings.  At March 31, 2014, the loan loss allowance related to multifamily loans was 30.7% as compared to multifamily loans constituting 23.6% of the Bank’s total loan portfolio.  The larger allocation of the allowance to multifamily loans reflects the recent growth in this portfolio.

Additionally, at March  31, 2014, approximately 22.1% of the Bank’s loan loss allowance was allocated to its commercial loans portfolio, while the Bank’s commercial loan portfolio represented approximately 12.3% of its total loan portfolio.  This decrease from June 30, 2013 was due primarily to the approximately $2.1 million payment received on an outstanding loan for which the Bank had a specific impairment reserve recorded.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and nine-months ended March  31, 2014 can be found in the discussion of the Bank’s net interest income under the caption  "Results of Operations-Segment Information-Banking."

The Bank had $11.1 million and $12.5 million in certificates of deposit of $100,000 or greater at March  31, 2014 and June 30, 2013, respectively.  The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits.  These core deposits provide the Bank with a stable and low cost funding source.  The Bank also utilizes long-term Federal Home Loan Bank (“FHLB”) borrowings to match long-term fixed rate loan funding.  At March  31, 2014, the Bank had $878.3 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short-Term Borrowings and Advances from FHLB

The following table represents short-term borrowings and advances from the FHLB that were due within one year during the three and nine-months ended March 31, 2014 and 2013 (dollars in thousands):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2014		2013		2014		2013
		Interest		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$ 10,127	4.29%	$ 13,493	3.90%	$ 10,127	4.29%	$ 13,493	3.90%
Average balance during period	10,578	4.23%	13,484	3.90%	13,484	4.01%	14,306	4.10%
Maximum month-end balance during year	14,241	-	15,304	-	15,307	-	16,704	-

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

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011 (assuming the warrants are exercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of March 31, 2014, SWS Group had utilized all of the $100.0 million by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million, (iii) contributing $30.0 million in capital to Southwest Securities and (iv) loaning $30.0 million to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.  See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

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

Short-Term Borrowings. At March  31, 2014, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines.  At March 31, 2014, we had uncommitted broker loan lines of up to $400.0 million.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts.  These lines may also be used to release pledged collateral against day loans.  These credit arrangements are provided on an "as offered" basis, are not committed lines of credit and can be terminated at any time by the lender.  Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate.  At March 31, 2014, $50.0 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $111.2 million.  Our ability to borrow additional funds is limited by our eligible collateral.

Unsecured Line of Credit.  We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an "as offered" basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing.  At March 31, 2014, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Revolving Committed Credit Facility.    On January 28, 2011, Southwest Securities entered into a $45.0 million committed revolving credit facility with an unaffiliated bank.  The commitment fee for the credit facility is 0.375% per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement was renewed on January 23, 2014 and has the same terms as the initial agreement.  The credit facility requires Southwest Securities to maintain tangible net worth of $150.0 million.  As of March 31, 2014, there was no outstanding balance under this credit facility.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations.  The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash.  At March  31, 2014, the Bank had net borrowing capacity from the FHLB of $102.1 million.  In addition, at March  31, 2014, the Bank had the ability to borrow up to $40.5 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate of 50 basis points over the federal funds target rate.  At March  31, 2014, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk.  The Bank manages the periodic repricing of its interest-earning assets and its interest-bearing liabilities.  Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "GAP" data.  (See the Bank’s GAP analysis in "-Risk Management-Market Risk-Interest Rate Risk-Banking.")  At March 31, 2014, $878.3 million of the Bank’s deposits were from the brokerage customers of Southwest Securities.  Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined) (without giving effect to the Basel III final rule).  At March 31, 2014, the Bank had a total risk-based capital ratio of 27.4% and the Bank had a Tier I (core) capital ratio of 13.9%.  At March 31, 2014, the Bank had a Tier I risk-based capital ratio of 26.2%.  Under federal law, the OCC may require the Bank to apply other measures of risk-weight or capital ratios that the OCC deems appropriate.  In connection with the termination of the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011, on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier I capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all of its capital adequacy requirements.    As of March  31, 2014, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well-capitalized.

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

Cash Flow

Net cash provided by operating activities totaled $26.1 million for the nine-months ended March 31, 2014 compared to net cash used in operating activities of $125.2 million for the nine-months ended March 29, 2013.  The net cash provided by operating activities for the nine-months ended March 31, 2014 was due to the $92.1 million decrease in net receivable from broker, dealer and clearing organizations and a $45.5 million decrease in client accounts offset by a a $45.4 million increase in securities purchased under agreements to resell, a net $36.6 million increase in our securities inventory and a $25.2 million increase in our customer reserve requirement.

Net cash used in investing activities was $27.6 million for the nine-months ended March 31, 2014 compared to net cash provided by investing activities of $115.0 million for the nine-months ended March 29, 2013. Cash used in investing activities was due to purchases of securities of $177.1  million, offset by proceeds from cash received at the Bank from loan pay-downs net of originations of $45.5 million and proceeds from the Bank’s investments of $92.4 million.

Net cash used in financing activities totaled $21.9 million for the nine-months ended March 31, 2014 compared to net cash provided by financing activities of $107.6 million for the nine-months ended March 29, 2013.  The primary driver of the cash used in financing activities was a decrease in net cash proceeds from short-term borrowings offset by increases in cash proceeds from repurchase agreements, and an increase in deposits at the Bank.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

We periodically repurchase our shares of common stock. We currently have no approved repurchase plan, and any such plan would require, in addition to BOD approval, the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us.  During the nine-months ended March 31, 2014, the plan purchased approximately 50,000 shares of common stock at a cost of approximately $288,000, or $5.76 per share, and approximately 37,575 shares were sold or distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting.  As a result, in the nine-months ended March 31, 2014, we repurchased approximately 1,100 shares of common stock with a market value of approximately $6,100, or an average of $5.55 per share, to cover tax liabilities.

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

RISK MANAGEMENT

In an effort to assist the company in managing enterprise risk, and at the BOD’s request, the company engaged a firm to perform an analysis of the company’s enterprise risk management process in 2010.  During fiscal 2011, based on the BOD’s recommendations, we initiated an enterprise risk management program and formed an enterprise risk management committee.  Enterprise risk is viewed as the threat from an event, action of loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence.  The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the BOD on a quarterly basis.  During fiscal 2013, we hired a full time risk manager for the consolidated group who serves as the primary liaison with our risk management consultants.  We continue to utilize the consultants to improve risk management processes, procedures and reporting.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-30.76%
+200	-20.58%
+100	-10.25%
0	0.00%
-100	-11.73%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at March  31, 2014 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-net	$ 372,606	$ 34,320	$ 82,633	$ 68,482
Securities and FHLB stock	26,314	23,423	6,777	537,080
Interest-bearing deposits	61,802	-	-	-
Total earning assets	460,722	57,743	89,410	605,562

Interest-bearing liabilities:
Transaction accounts and savings	910,277	-	-	-
Certificates of deposit	9,813	12,403	4,062	804
Borrowings	8,335	1,792	8,581	73,722
Total interest-bearing liabilities	928,425	14,195	12,643	74,526

GAP	$ (467,703)	$ 43,548	$ 76,767	$ 531,036

Cumulative GAP	$ (467,703)	$ (424,155)	$ (347,388)	$ 183,648

Market Price Risk.  We are exposed to market price risk as a result of making markets and taking proprietary positions in securities.  Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios, and “Securities available for sale” in our available-for-sale portfolio which are subject to interest rate and market price risk at March  31, 2014 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$ 3,642	$ 3,441	$ 11,325	$ 49,311	$ 67,719
U.S. government and government
agency obligations	6,349	(34,887)	17,056	(1,797)	(13,279)
Corporate obligations	(5,951)	(201)	(3,918)	26,717	16,647
Total debt securities	$ 4,040	$ (31,647)	$ 24,463	$ 74,231	$ 71,087
Corporate equity securities	-	-	-	1,140	1,140
Other	39,282	-	-	-	39,282
	$ 43,322	$ (31,647)	$ 24,463	$ 75,371	$ 111,509

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	2.42%	1.50%	2.60%	4.44%	3.88%
U.S. government and government
agency obligations	0.04	1.53	2.60	2.86	2.50
Corporate obligations	0.72	2.24	4.16	4.25	3.48

Available-for-sale securities, at fair
value
Securities available for sale	$ 45,375	$ 27,608	$ 47,488	$ 455,208	$ 575,679

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

IMPORTANT INFORMATION FOR INVESTORS AND SHAREHOLDERS

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.  Hilltop will file with the SEC a registration statement on Form S-4 containing a proxy statement/prospectus of SWS and Hilltop, and SWS and Hilltop will each file other documents with respect to the proposed transaction and a definitive proxy statement/prospectus will be mailed to shareholders of SWS.  Investors and security holders of SWS are urged to read the proxy statement/prospectus and other documents that will be filed with the SEC carefully and in their entirety when they become available because they will contain important information.  Investors and security holders of SWS will be able to obtain free copies of the registration statement and the proxy statement/prospectus (when available) and other documents filed with the SEC by SWS or Hilltop through the website maintained by the SEC at www.sec.gov.  Copies of the documents filed with the SEC by SWS will be available free of charge on SWS’s internet website at www.swst.com or by contacting SWS’s Investor Relations Department at (214) 859-1800.  Copies of the documents filed with the SEC by Hilltop will be available free of charge on Hilltop’s internet website at www.hilltop-holdings.com or by contacting Hilltop’s Investor Relations Department at (214) 252-4029.

SWS, Hilltop, their respective directors and certain of their executive officers and other members of management and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction.  Information about the directors and executive officers of SWS is set forth in our Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the SEC on September 6, 2013, our proxy statement for our 2013 annual meeting of stockholders, which was filed with the SEC on October 3, 2013, and our Current Reports on Form 8-K, which were filed with the SEC on September 17, 2013 and October 1, 2013.  Information about the directors and executive officers of Hilltop is set forth in its most recent proxy statement, which was filed with the SEC on April 30, 2013.  Other information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.

FORWARD-LOOKING STATEMENTS

From time to time we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain "forward-looking" information and constitute “forward-looking statements” within the meaning of applicable U.S. securities laws.  Such statements are generally identifiable by terminology such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.  By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on forward-looking statements and should recognize that such statements are predictions of future results, which may not occur as anticipated.    Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	failure to obtain the approval of stockholders of SWS in connection with the proposed Hilltop merger;
•	the failure to consummate or delay in consummating the proposed transaction for other reasons;
•	the timing to consummate the proposed transaction;
•	the risk that a condition to closing of the proposed transaction may not be satisfied;
•	the risk that a regulatory approval that may be required for the proposed transaction is delayed, is not obtained, or is obtained subject to conditions that are not anticipated;
•	Hilltop’s ability to achieve the synergies and value creation contemplated by the proposed transaction;
•	Hilltop’s ability to promptly and effectively integrate its and SWS’s businesses;
•	the diversion of management time on transaction-related issues;
•	the interest rate environment;
•	the volume of trading in securities;
•	the liquidity in capital markets;
•	the volatility and general level of securities prices and interest rates;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the level of customer margin loan activity and the size of customer account balances;
•	the demand for real estate in Texas, New Mexico and the national market;
•	the credit-worthiness of our correspondents, trading counterparties and of our banking and margin customers;
•	the demand for investment banking services;
•	general economic conditions, especially in Texas and New Mexico, and investor sentiment and confidence;
•	the value of collateral securing the loans we hold;
•	competitive conditions in each of our business segments;
•	changes in accounting, tax and regulatory compliance requirements;
•	changes in federal, state and local tax rates;
•	the ability to attract and retain key personnel;
•	the availability of borrowings under credit lines, credit agreements and credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business;
•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and
•	the potential for litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors or other market variables;
•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of March  31, 2014.  Based on such evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of March  31, 2014, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine-months ended March  31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Merger Litigation. Two putative class actions on behalf of purported stockholders of the Company challenging the proposed merger of the company and Hilltop are pending in the Court of Chancery of the State of Delaware.  Both lawsuits name as defendants the company, the members of the BOD, Hilltop, and Peruna LLC.

The complaints generally allege, among other things, that the BOD breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, and that the other defendants aided and abetted such breaches of fiduciary duty.  The complaints allege, among other things, that the BOD labored under conflicts of interest, and that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders.  The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.  The plaintiffs in both actions have served initial discovery requests directed at all defendants.

We believe the lawsuits are without merit and intend to defend against them vigorously.  There can be no assurance, however, with regard to the outcome of these lawsuits.  Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Item 1A.  Risk Factors

Certain risks related to the proposed merger with Hilltop are described below.  These risk factors supplement and should be read together with those described in the Fiscal 2013 Form 10-K.  You should carefully consider all such risks and uncertainties before deciding to invest in, or retain, shares of our common stock.  These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

Because the market price of Hilltop common stock will fluctuate and the per share merger consideration may be adjusted, SWS stockholders cannot be sure of the value of the merger consideration they will receive.

Upon completion of the merger, each share of SWS common stock will be converted into merger consideration consisting of $1.94 in cash and 0.2496 in Hilltop common stock. Because the stock portion of the merger consideration is based on a fixed ratio, the market value of the merger consideration may at any given time vary from the closing price of Hilltop common stock on the date the merger was announced. Any change in the market price of Hilltop common stock prior to completion of the merger will affect the market value of the merger consideration that SWS stockholders will receive upon completion of the merger. SWS is not permitted to terminate the Merger Agreement or resolicit the vote of its stockholders solely because of changes in the market price of Hilltop’s common stock, and there will be no adjustment to the merger consideration for changes in such market price. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond SWS’s control.

You are urged to obtain current market quotations for shares of Hilltop common stock.

The merger is subject to the receipt of consents and approvals from government entities that may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

The merger is conditioned on the receipt of all requisite governmental and regulatory authorizations, consents, orders and approvals from the Federal Reserve Board and the Texas Department of Banking and, if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. These government entities may impose conditions on the completion of the merger or require changes to the terms of the merger. There can be no assurance material conditions or changes will not be imposed, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

We will be subject to business uncertainties, and we are subject to contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel while the merger is pending, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to such uncertainty or a desire not to remain with the business, our business could be negatively impacted.

In addition, the Merger Agreement restricts us from taking certain specified actions until the merger occurs without the consent of Hilltop. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger and may affect our strategic business plans.  Lastly,  our business may be indirectly adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the merger.

The Merger Agreement limits SWS’s ability to pursue an alternative transaction and requires SWS to pay a termination fee of $8 million under certain circumstances relating to alternative acquisition proposals.

SWS agreed in the Merger Agreement that it will not, and will cause its subsidiaries not to, and will use its reasonable best efforts to cause its or their respective officers, directors, employees, representatives or agents not to, knowingly encourage, solicit, participate in, knowingly facilitate or initiate discussions, negotiations, inquiries, proposals or offers with or provide any non-public information to, any person relating to any third party acquisition or any inquiry, proposal or offer reasonably likely to lead to a third party acquisition, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by SWS of a termination fee in the amount of $8 million in the event that Hilltop terminates the Merger Agreement for certain reasons including a change in the recommendation of the BOD  or a termination of the Merger Agreement in certain circumstances followed by an acquisition of, or an agreement to acquire, SWS by a third party. These provisions may discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of SWS from considering or proposing such an acquisition. Furthermore, if the Merger Agreement is terminated and the BOD  seeks another party to acquire

SWS, SWS stockholders cannot be certain that SWS will be able to find a party willing to engage in a transaction or to pay the equivalent or greater consideration than that which Hilltop has agreed to pay in the merger.

Termination of the Merger Agreement could negatively impact SWS.

If the Merger Agreement is terminated, there may be various consequences. For example, SWS’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. A termination of the Merger Agreement may also damage the reputation and franchise value of SWS.  If the Merger Agreement is terminated and the BOD of SWS  seeks another merger or business combination, SWS stockholders cannot be certain that SWS will be able to find a party willing to engage in a transaction or to pay the equivalent or greater consideration than that which Hilltop has agreed to pay in the merger.

The combined company expects to incur substantial expenses related to the merger.

The combined company expects to incur substantial expenses in connection with completing the merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. As a result of these expenses, SWS expects to take charges against its earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present. Further, if the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

If completed, the merger may not produce its anticipated results, and Hilltop and SWS may be unable to combine their operations in the manner expected.

We and Hilltop entered into the Merger Agreement with the expectation that the merger will result in various benefits. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the Hilltop and SWS organizations can be combined in an efficient, effective and timely manner.

It is possible that the transition process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, controls, procedures, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The transition process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

The exercise of our outstanding warrants would significantly dilute the ownership interest of existing stockholders.

The exercise by Hilltop and/or Oak Hill of all or a substantial portion of our outstanding warrants would significantly dilute the ownership interests of existing stockholders.  Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

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

SWS Group, Inc.
(Registrant)

May 7, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2014	/S/ J. Michael Edge
(Date)	(Signature)
J. Michael Edge
Chief Financial Officer
(Principal Financial Officer)

May 7, 2014	/S/ Laura Leventhal
(Date)	(Signature)
Laura Leventhal
Chief Accounting Officer
(Principal Accounting Officer)

SWS, GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number
2.1

Agreement and Plan of Merger by and among SWS Group, Inc., Hilltop Holdings Inc. and Peruna LLC, dated as of March 31, 2014 incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 3, 2014

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 28, 2014
3.3

Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc. incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1

Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc. incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2

Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P. incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3

Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4

Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.1

Letter Agreement by and among SWS Group, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., dated as of March 31, 2014 incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed April 3, 2014

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
101

The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2014 and June 30, 2013; (ii) Consolidated Statements of Comprehensive Loss for the three and nine-months ended March 31, 2014 and March 29, 2013; (iii) Consolidated Statements of Cash Flows for the nine-months ended March 31, 2014 and March 29, 2013; and (v) Notes to Consolidated Financial Statements

__________________

* Filed herewith