Form 10-K
period 2014-06-30
SWS GROUP INC
filed 2014-09-05
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

   Yes _______            No __X____

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2013 was $230,621,000 based on the closing price of the registrant’s common stock, $6.08 per share, as reported on the New York Stock Exchange on December 31, 2013.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 30, 2014, there were 33,239,459 shares of the registrant's common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this Annual Report on Form 10-K will be included in an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

SWS GROUP, INC. AND SUBSIDIARIES

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

FORWARD-LOOKING STATEMENTS

From time to time we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain "forward-looking" information and constitute “forward-looking statements” within the meaning of applicable U.S. securities laws.  Such statements are generally identifiable by terminology such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.  By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on forward-looking statements and should recognize that such statements are predictions of future results, which may not occur as anticipated.    Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	failure to obtain the approval of stockholders of SWS in connection with the proposed transaction with Hilltop Holdings Inc. (“Hilltop”);
•	the failure to consummate or delay in consummating the proposed transaction for other reasons;
•	the timing to consummate the proposed transaction;
•	the risk that a condition to closing of the proposed transaction may not be satisfied;
•	the risk that a regulatory approval that may be required for the proposed transaction is delayed, is not obtained, or is obtained subject to conditions that are not anticipated;
•	Hilltop’s ability to achieve the synergies and value creation contemplated by the proposed transaction;
•	Hilltop’s ability to promptly and effectively integrate its and SWS’s businesses;
•	the diversion of management time on transaction-related issues;
•	the interest rate environment;
•	the volume of trading in securities;
•	the liquidity in capital markets;
•	the volatility and general level of securities prices and interest rates;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the level of customer margin loan activity and the size of customer account balances;
•	the demand for real estate in Texas, New Mexico and the national market;
•	the credit-worthiness of our correspondents, trading counterparties and of our banking and margin customers;
•	the demand for investment banking services;
•	general economic conditions, especially in Texas and New Mexico, and investor sentiment and confidence;
•	the value of collateral securing the loans we hold;
•	competitive conditions in each of our business segments;
•	changes in accounting, tax and regulatory compliance requirements;
•	changes in federal, state and local tax rates;
•	the ability to attract and retain key personnel;
•	the availability of borrowings under credit lines, credit agreements and credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business;
•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and
•	the potential for litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors or other market variables;
•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and
•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

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

IMPORTANT INFORMATION FOR INVESTORS AND SHAREHOLDERS

This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.  Hilltop has filed with the SEC a registration statement on Form S-4 containing a proxy statement/prospectus of SWS and Hilltop, and SWS and Hilltop will each file other documents with respect to the proposed transaction and a definitive proxy statement/prospectus will be mailed to shareholders of SWS.  INVESTORS AND SECURITY HOLDERS OF SWS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND OTHER DOCUMENTS THAT WILL BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.  Investors and security holders of SWS will be able to obtain free copies of the registration statement and the proxy statement/prospectus (when available) and other documents filed with the SEC by SWS or Hilltop through the website maintained by the SEC at www.sec.gov.  Copies of the documents filed with the SEC by SWS will be available free of charge on SWS’s internet website at www.swst.com or by contacting SWS’s Investor Relations Department at (214) 859-1800.  Copies of the documents filed with the SEC by Hilltop will be available free of charge on Hilltop’s internet website at www.hilltop-holdings.com or by contacting Hilltop’s Investor Relations Department at (214) 252-4029.

SWS, Hilltop, their respective directors and certain of their executive officers and other members of management and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction.  Information about the directors of SWS is set forth in its most recent proxy statement, which was filed with the SEC on October 3, 2013.  Information about the executive officers of SWS is set forth herein for the year ended June 30, 2014.  Information about the directors and executive officers of Hilltop is set forth in its most recent proxy statement, which was filed with the SEC on May 2, 2014.  Other information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.

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

SWS Group is a Delaware corporation that was incorporated in 1972, and that has its common stock listed on the New York Stock Exchange (“NYSE”).  Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270.  Our telephone number is (214) 859-1800 and our website is www.swsgroupinc.com.  We do not intend for information contained on our website to be part of this Annual Report on Form 10-K (this “Form 10-K”).  We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.

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

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered clearing broker/dealer and a member of the NYSE.  It is also a member of the Financial Industry Regulatory Authority (“FINRA”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations.

Southwest Securities provides integrated trade execution, clearing and client account processing to over 140 financial service organizations, which include correspondent broker/dealers and registered investment advisors in 29 states and Canada.  Southwest Securities serves individual investors through its private client group offices in Texas, California and Oklahoma and also serves institutional investors nationwide.  Southwest Securities also extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities.   For the fiscal year ended June 30, 2014, revenues from Southwest Securities accounted for approximately 76% of our consolidated revenues.

We also operate SWS Financial Services, Inc. (“SWS Financial”), an introducing broker/dealer subsidiary that is also registered with FINRA.  SWS Financial contracts with 278 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business.  While these registered representatives must conduct all of their securities business through SWS Financial, they may separately conduct insurance, real estate brokerage or other business for other companies or for their own accounts.  The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities' registered representatives to compensate them for their added expenses.  SWS Financial is a correspondent of Southwest Securities, which clears all customer transactions on a fully disclosed basis.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”).  The Bank is a federally chartered savings bank, organized and existing under the laws of the United States and regulated by the Office of the Comptroller of the Currency (the “OCC”) since July 21, 2011.  Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”).  As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc Holdings, Inc. (“SWS Banc”).  The Bank conducts business from its main operating facilities and headquarters in Dallas, Texas and eight banking center locations in Texas and New Mexico. In 2003, SWS Banc was incorporated in the state of Delaware as a wholly-owned subsidiary of SWS Group, and became the sole stockholder of the Bank in 2004.

On March 31, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop and Peruna LLC, a wholly-owned subsidiary of Hilltop (“Peruna”), whereby if the merger contemplated therein is completed, we will become a wholly-owned subsidiary of Hilltop. If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 in cash and 0.2496 of a share of Hilltop common stock. The value of the merger consideration may fluctuate based upon the market value of Hilltop common stock.  We currently anticipate that completion of the merger will occur by the end of 2014, subject to receiving the approval of our stockholders and regulators and other customary closing conditions.

If the proposed merger with Hilltop occurs, Hilltop’s warrant to acquire our common stock, if outstanding, will be cancelled.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Loan from Hilltop and Oak Hill.”

Concurrently with the execution of the Merger Agreement, we entered into a Letter Agreement with Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”), dated March 31, 2014 (the “Oak Hill Letter Agreement”). Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop,  Oak Hill will deliver to SWS Group the certificates evidencing its warrants and any loans of Oak Hill to SWS Group that are then outstanding under the Credit Agreement by and among Oak Hill, Hilltop and us, dated as of July 29, 2011 (the “Credit Agreement”), and we will issue and deliver to Oak Hill, in exchange for its warrants and loans, the following consideration: (i) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger and (ii) an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger.

PRODUCTS AND SERVICES

In fiscal 2014, we operated through four business segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.  The segments are managed separately based on the types of products and services offered and their related client bases and are consistent with how we manage our business and assess our performance.  For more information about each of these business segments, see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Also see Note 23 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the revenues, income (loss) and total assets of each of our business segments.

Clearing.  The Clearing segment provides clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis).  Our clientele includes general securities broker/dealers and firms specializing in high-volume trading.  We currently support a wide range of clearing clients, including discount and full-service brokerage firms, registered investment advisors and institutional firms.  High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis.

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

As of June 30, 2014, we provided clearing services for two high-volume trading firms.  The nature of services provided to the customers of high-volume trading firms and the internal costs necessary to support them are substantially lower than the standard correspondent costs and services.  Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

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

Retail Securities. We act as securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee registered representatives or our independent contractor arrangements.  As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions.  Through our insurance subsidiaries, we hold insurance licenses to facilitate the sale of insurance and annuity products by our financial advisors to retail clients.  In most cases, we charge commissions to our clients in accordance with our established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors.  Some of our registered representatives also maintain licenses to sell certain insurance products.  Southwest Securities is registered with the Commodity Futures Trading Commission ("CFTC") as a non-guaranteed introducing broker and is a member of the National Futures Association ("NFA").  Southwest Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States.

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

At June 30, 2014, Southwest Securities employed 153 registered representatives in 16 retail brokerage offices (with one office located in each of Austin, Dallas, Houston, League City, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; one office located in each of Oklahoma City and Norman, Oklahoma and one office located in each of Beverly Hills, Monterey, Sacramento, San Diego and San Francisco, California).  In addition, at June 30, 2014, SWS Financial had contracts with 278 independent retail representatives for the administration of their securities business.

Insurance.  Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc (collectively, "SWS Insurance") hold insurance agency licenses in 43 states in order to allow our registered representatives to sell insurance and annuity products to their retail customers.   We retain no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

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

In customer margin transactions, the client borrows money from us to purchase securities or for other purposes.  The loan is collateralized by the securities purchased or by other securities owned by the client.  Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate.  The interest rate charged depends on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds.  The amount of the loan is subject to the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System, FINRA margin requirements and our internal policies.  In most transactions, Regulation T limits the amount loaned to a customer for the purchase of securities to 50% of the purchase price.  Furthermore, in the event of a decline in the value of the collateral, FINRA requirements regulate the percentage of client cash or securities that must be deposited as collateral for the loan. Because we permit clients to make margin purchases, we are subject to the risk that the value of our collateral could fall below the amount of that client's indebtedness.  Agreements with margin account clients permit us to liquidate the clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral.  Despite those agreements, we may be unable to liquidate the clients’ securities for a number of reasons including, but not limited to, a thin trading market, an excessive concentration or the issuance of a trading halt.

The primary source of funds to finance client margin account balances is credit balances in the client’s account.  We generally pay interest to clients on these credit balances at a rate determined periodically.  SEC regulations restrict the use of client funds to the financing of client activities including margin account balances.  Excess customer credit balances, as defined by SEC regulations, are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations.  We generate net interest income when there is a positive interest rate spread between the interest rate earned from margin lending and segregated short-term investments and the interest rate paid on customer credit balances.

Institutional.    The Institutional segment serves institutional customers in the areas of securities borrowing and lending, municipal finance, sales, trading and underwriting of taxable and tax-exempt fixed income securities and equity trading. Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from taxable and municipal securities transactions.

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

When borrowing securities, we are required to deposit cash or other collateral or to post a letter of credit with the lender, and we generally receive a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return.  When lending securities, we receive cash or similar collateral and generally pay interest (based on the amount of cash deposited)

to the other party to the transaction.  We generate net interest income when there is a positive interest rate spread between the interest rate on cash or similar collateral we deposit and the interest rate paid on cash or similar collateral we receive.

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

Southwest Securities maintains municipal finance branch offices in Allen, Dallas and San Antonio, Texas; Aliso Viejo, Cardiff, Encino and Huntington Beach, California; Palm Beach Gardens, Florida; Chicago, Illinois; Lexington, Kentucky; New York, New York; Albuquerque, New Mexico; Charlotte, North Carolina; Columbia, South Carolina and Memphis, Tennessee.

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

Fixed Income Sales and Equity Trading.  Our fixed income sales and trading group specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products.  The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions.  Southwest Securities has fixed income offices in Dallas, Texas; Encino and San Francisco, California; Aspen and Evergreen, Colorado; Ft. Lauderdale and Palm Beach Gardens, Florida; Chicago, Illinois; and New York, New York.

Our equity trading department focuses on executing equity and option orders on an agency basis for clients.  We also have a portfolio trading group that executes large institutional portfolios.

Our syndicate department, housed within our fixed income sales group, coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and markets our selling allotments to institutional clients and to other broker/dealers.

Banking.  The Banking segment offers traditional banking products and services through eight full-service banking centers with six banking centers located in Texas, one located in each of Arlington, Dallas, El Paso, Fort Worth, Granbury and Waxahachie, and two banking centers located in New Mexico, one located in each of Albuquerque and Ruidoso.  Our focus in business banking includes small business ("SBA") lending.  We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers.

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

Our mortgage purchase division purchases participations in newly originated residential loans (mainly 1-4 family residential loans) from various mortgage bankers nationwide.  The purchased mortgage loans held for investment are held by the Bank on average for 25 days or less.  Approximately 95% of the loans conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae, and the rest are “A” credit jumbo loans.  As of the date of this report, the Bank had 36 customer/originators across the nation.  Although the Bank is exposed to credit risk before the loans are sold by the mortgage company, currently there is no recourse to the Bank after the mortgage company sells the loans to the secondary investors.

The Bank earns substantially all of its net revenues on the spread between the interest rates charged to customers on loans and the interest rates paid to depositors as well as interest income from investments.

Revenues by Source

The following table shows our revenues by source for the last three fiscal years (dollars in thousands):

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$ 8,839	3%	$ 8,719	3%	$ 9,385	3%
Commissions:
Listed equities	157	-	191	-	163	-
Over-the-counter equities	30,882	10	42,234	13	35,119	10
Corporate bonds	16,996	5	17,824	6	19,082	6
Government bonds and mortgage-backed
securities	11,083	3	7,837	2	14,275	4
Municipal bonds	36,180	12	37,268	12	46,687	13
Options	768	-	831	-	1,058	-
Mutual funds	15,482	5	14,639	5	11,739	3
Other	7,986	3	4,796	1	3,732	1
	119,534		125,620		131,855
Interest	87,067	28	97,350	30	122,120	35
Investment banking fees:
Corporate finance	-	-	3,613	1	4,606	1
Municipal finance	18,263	6	18,149	6	17,076	5
Taxable fixed income	3,734	1	8,995	3	8,489	2
Other (trading and other)	-	-	(2)	-	-	-
	21,997		30,755		30,171
Advisory and administrative fees:
Money market funds	-	-	-	-	(552)	-
Managed account fees	15,525	5	12,008	4	9,206	3
Other	2,499	1	2,492	1	1,989	-
	18,024		14,500		10,643
Net gains on principal transactions:
Equity securities	240	-	1,027	-	44	-
Municipal securities	17,285	6	3,519	1	19,511	5
Corporate bonds	5,392	2	5,469	2	4,931	1
Government issues	769	-	(514)	-	(3,286)	-
Other	5,969	2	7,894	2	6,849	2
	29,655		17,395		28,049
Other:
Insurance products	14,151	5	15,221	5	13,563	4
Other security accounts fee revenue	2,694	1	2,506	1	2,645	1
Floor brokerage	934	-	705	-	814	-
Non-interest bank revenue	1,937	-	2,678	1	2,714	1
Regulatory fees	217	-	302	-	293	-
Other	6,239	2	2,363	1	1,489	-
	26,172		23,775		21,518
Total revenue	$ 311,288	100%	$ 318,114	100%	$ 353,741	100%

COMPETITION

We encounter intense competition in our businesses.  We compete directly with securities firms and banks, many of which have substantially greater capital and other resources than we have.  We also encounter competition from insurance companies and financial institutions in many elements of our businesses.

Our brokerage subsidiaries compete with other brokerage and financial services companies principally on the basis of service, product selection, price, location and reputation.  We compete with discount brokerage firms that do not offer equivalent services but offer discounted prices.  We compete for the correspondent clearing business on the basis of service, reputation, financial strength, price, technology and product selection.

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

The Bank also operates in an intensely competitive environment.  This environment includes other banks, credit unions, nonbank lenders and insurance companies.  The competition ranges from small community banks to large multinational commercial banks.  As with the securities industry, the ability to attract and retain skilled professionals is critical to the Bank’s success.  To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs.  The Bank competes for community banking customers locally based on reputation, service, location and price.  The Bank also competes nationally for the purchase of residential loans through its mortgage purchase division.

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

Important laws and regulations that are applicable to us are described below. The description is a summary that is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal, state and other regulatory bodies.

We are regulated by the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the regulations promulgated hereunder, as administered by the SEC.  As a public company with common stock listed on the NYSE, we are subject to corporate governance requirements established by the SEC and the NYSE, as well as applicable federal and state law. Under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), we are required to meet certain requirements regarding business dealings with members of our Board of Directors (“BOD”), the structure of our Audit Committee and ethical standards for our senior financial officers. Also, under Section 404 of the Sarbanes-Oxley Act, we are required to assess the effectiveness of our internal controls over financial reporting and to obtain an opinion from our independent auditors regarding the effectiveness of our internal controls over financial reporting.  Under applicable SEC rules and NYSE listing standards, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our BOD, and the establishment of independent audit, compensation and corporate governance committees.

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

Among other things, the Dodd-Frank Act:

•

Established the Consumer Financial Protection Bureau (the “Bureau”), an independent organization within the Federal Reserve that (i) protects consumers through education, (ii) promulgates regulations that implement specified consumer protection laws applicable to all entities offering consumer financial products or services and (iii) enforces the regulations that it promulgates.

•

Established the Financial Stability Oversight Council, which has the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management and other requirements for these financial institutions.

•	Abolished the OTS and transferred its functions, powers, authorities, rights, and duties related to the following to other federal banking agencies on July 21, 2011:
o	Those related to the supervision of savings and loan holding companies and their subsidiaries (other than depository institutions) were transferred to the FRB;
o	Those related to federal savings associations were transferred to the OCC; and
o	Those related to state savings associations were transferred to the Federal Deposit Insurance Corporation (“FDIC”).
•	Established minimum capital requirements for depository institution holding companies.
•	Changed the base for FDIC insurance assessments.
•	Increased the minimum reserve ratio for the DIF from 1.15% to 1.35%.
•	Permanently increased the deposit insurance coverage amount from $100,000 to $250,000.
•	Directed the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.
•	Limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading.
•	Granted the U.S. government the authority to liquidate or take emergency measures with respect to troubled nonbank financial companies, including the establishment of an orderly liquidation fund.
•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
•	Increased regulation of mortgage originations, including originator compensation, and minimum repayment standards.
•	Established new disclosure and other requirements relating to executive compensation and corporate governance.
•	Increased the transparency of non-hedging derivative trading activity, with the goal of limiting speculation and increasing accountability in the commodities and derivatives (including swaps) markets.
•	Removed the prohibition on paying interest on demand deposit accounts.

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

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks, bank holding companies and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (including hedge funds and private equity funds), subject to certain exceptions.  This provision is commonly called the “Volcker Rule”.   Final rules to implement the Volcker Rule were issued by the federal financial regulatory agencies on December 10, 2013, with an effective date of April 1, 2014 and a compliance date of July 21, 2015. The Company’s securities trading and investment activities, which occur at the holding company, the broker/dealer and the Bank, are subject to these final rules. The final rules are highly complex, and many aspects of their application and interpretation by regulators remain uncertain.

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement for savings and loan holding companies, including SWS Group. Under this requirement, SWS Group is expected to commit resources to support the Bank, including at times when it may not be in a financial position to provide such resources. Any capital loans by a holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.  In the event of a holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. The implementing regulations for this “source of strength” statute have not been proposed.

Regulation of the Securities Business. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered with the SEC and FINRA.  Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) that govern their members and the industry.  Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in the U.S. Virgin Islands and Puerto Rico.  Federal, state and other regulatory authorities have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the applicable rules and regulations.

Broker/dealers are subject to regulations that cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, sales methods and conduct, experience and training requirements for certain employees, the conduct of investment banking and research activities and the manner in which we prevent and detect money-laundering activities. Legislation and changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers.  The SEC, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or revocation of our U.S. broker/dealer subsidiaries, our officers or employees.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule (Rule 15c3-1 under the Exchange Act).  Generally, a broker/dealer’s net capital is equal to its net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges.  The SEC and FINRA impose rules that require notification when net capital falls below a certain threshold.  These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker/dealer and constrain the ability of a broker/dealer to expand its business under certain circumstances.  If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory authority, and suspension or revocation by these regulators could ultimately lead to the firm’s liquidation.  Our broker/dealer subsidiaries that hold customers’ funds and securities are subject to the SEC’s customer protection rule (Rule 15c3-3 under the Exchange Act), which generally provides that such broker/dealers maintain physical possession or control of all fully-paid securities and excess margin securities carried for the account of customers and maintain certain reserves of cash or qualified securities.

Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, repay debt, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of June 30, 2014, Southwest Securities had regulatory net capital, as defined by Rule 15c3-1 under the Exchange Act, of $156.4 million, which exceeded the amounts required by $149.8 million. As of June 30, 2014, SWS Financial had regulatory net capital, as defined by Rule 15c3-1 under the Exchange Act, of $1.1 million, which exceeded the amounts required by $0.9 million.  However, the amount of net excess capital can change dramatically within a short period of time due to a variety of factors.

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms.  SIPC provides protection for clients’ cash and securities up to $500,000 per customer account, of which a maximum of $250,000 may be in cash.

Our broker/dealer subsidiaries must also comply with the USA PATRIOT Act of 2001, as amended, (the “Patriot Act”), and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system.  We are required to have systems and procedures to ensure compliance with such laws and regulations.

Southwest Securities and SWS Financial are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Investment Advisers Act of 1940, as amended.  The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures.  Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers.  The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, suspension, revocation or expulsion of the investment advisory business of our subsidiaries, our officers or employees.

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

Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by our broker/dealer, including proprietary trading. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing for the purpose of short-term gain are deemed to be proprietary trading (with financial instruments held for less than 60 days presumed to be for proprietary trading unless an alternative purpose can be demonstrated), unless certain exemptions apply. Exempted activities include, among others, the following: 1) underwriting; 2) market making; 3) risk mitigating hedging; 4) trading in certain government securities; 5) employee compensation plans and 6) transactions entered into on behalf of and for the account of clients as agent, broker, custodian or in a trustee or fiduciary capacity. While management continues to assess compliance with the Volcker Rule, we have reviewed our processes and procedures in regard to proprietary trading and we believe we are currently complying with the provisions of the Volcker Rule regarding proprietary trading.  However, it remains uncertain how the scope of applicable restrictions and exceptions will be interpreted and administered by the relevant regulators.  Absent further regulatory guidance, we are required to make certain assumptions as to the degree to which our activities, processes and procedures in these areas comply with the requirements of the Volcker Rule.  If these assumptions are not accurate or if our implementation of compliance processes and procedures is not consistent with regulatory expectations, we may be required to make certain changes to our business activities, processes or procedures, which could further increase our compliance and regulatory risks and costs.

Banking Regulations.  We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations.

As a savings and loan holding company, we are subject to regulation and examination by the FRB. The Bank is subject to regulation and examination by the OCC (its primary federal regulator).  The banking regulators, including the OCC, FDIC and FRB have broad and, in some cases, overlapping authority to prohibit activities of holding companies, federal savings banks, their non-banking subsidiaries, directors, officers and other institution affiliated parties (such as attorneys and accountants) that represent unsafe and unsound banking practices or that constitute violations of laws or regulations.  The OCC can assess civil money penalties for violations of law, certain orders, written conditions or written agreements with the OCC, as well as certain knowing and reckless activities, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1.375 million for each day the activities continue.

The Dodd-Frank Act transferred the functions of the OTS as they relate to the Bank to the OCC, and as they relate to SWS Group, to the FRB on July 21, 2011 (“Transfer Date”).  Eventually, we will be required to comply with capital and activity requirements similar to those currently applicable to bank holding companies.  On the Transfer Date, the OCC published a final rule clarifying the application of its rules to federal savings banks in certain areas, including assessments, preemption of state law, visitorial powers and other clarifying administrative matters and we will be required to be in compliance with the new minimum capital requirements (also known as Basel III, see discussion below) for depository institution holding companies and banks for reporting periods beginning after January 1, 2015.

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

The Bank is currently subject to OCC capital requirements. Federal statutes and OCC regulations have established four ratios for measuring an institution’s capital adequacy: a “Tier 1 (core) capital” ratio — the ratio of an institution’s Tier 1 capital to adjusted tangible assets; a “Tier 1 risk-based capital” ratio — an institution’s adjusted Tier 1 capital as a percentage of total risk-weighted assets; a “total risk-based capital” ratio — the percentage of total risk-based capital to total risk-weighted assets; and a “tangible equity” ratio — the ratio of tangible capital to total tangible assets.

Federal statutes and OCC regulations have established five capital categories for federal savings banks:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The federal banking agencies have jointly specified by regulation the relevant capital level for each category.  An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its Tier 1 (core) capital ratio is at least 5%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.   As of June 30, 2014, the Bank was deemed to be “well capitalized,” without giving effect to the final Basel III rule.   See also Note 18 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released a revised final framework for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”.   In July 2013, the OCC and FRB approved their final rule that implements the Basel III regulatory capital reform and certain changes required by the Dodd-Frank Act in the United States.   Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations, including the company and the Bank.  In addition, under the final rule, there is a new requirement to maintain a ratio of common equity Tier 1 capital ratio to risk-weighted assets.  The Basel III final rule will be effective for SWS Group and the Bank on January 1, 2015.  To be well capitalized for purposes of the prompt correction action levels of the Basel III final rule, an insured depository institution must maintain a total risk-based capital ratio of 10% or more; a Tier 1 risk-based capital ratio of 8% or more; a common equity Tier 1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more.  An adequately-capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 risk-based capital ratio of 6% or more; a common equity Tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4% or more.  An insured depository institution is undercapitalized under the final rule if its total capital ratio is less than 8%, if its Tier 1 risk-based capital ratio is less than 6%, its common equity Tier 1 capital ratio is less than 4.5%, or its leverage ratio is less than 4%.  If an institution’s Tier 1 risk-based capital ratio is less than 4%, or its common equity Tier 1 capital ratio is less than 3%, it would be considered significantly undercapitalized. The other numerical capital ratio thresholds for being significantly undercapitalized are the same as the current rules.

Under the Basel III final rule, the new common equity Tier 1 capital to risk-weighted assets ratio, the Tier 1 risk-based capital ratio and the total capital ratio will also have a capital conservation buffer of 2.5% of risk-weighted assets that will phase in beginning on January 1, 2016 though January 1, 2019.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.    On the quality of capital side, the Basel III final rule emphasizes common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments.  The Basel III final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

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

In the event an institution becomes undercapitalized, it must submit an acceptable capital restoration plan to the appropriate regulator.  The capital restoration plan will not be accepted by the regulators unless, among other requirements, each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.  Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

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

The FDIC insures the deposits of the Bank up to the applicable maximum in each account, or up to $250,000 per account. FDIC deposit insurance is backed by the full faith and credit of the U.S. government.

All FDIC insured institutions are required to pay assessments to the FDIC based on their average assets.  In fiscal 2012, the Bank paid an assessment rate of 23 basis points.  Due to continued improvement in the credit quality of the Bank’s loan portfolio, the FDIC assessment rate was decreased to 14 basis points in the second half of fiscal 2013.   Due to additional improvement in the credit quality of the Bank’s loan portfolio in fiscal 2014, the assessment rate currently stands at 7 basis points. The Bank believes that these changes will result in significant future FDIC insurance cost savings.

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

Under the Dodd-Frank Act, the FDIC was given much greater discretion to manage the DIF, including where to set the designated reserve ratio (“DRR”).  The Dodd-Frank Act increased the DRR from 1.15% to 1.35% and left unchanged the requirement that the FDIC Board set the DRR annually.  The FDIC Board must set the DRR according to the following factors:  (i) risk of loss to the insurance fund; (ii) economic conditions affecting the banking industry; (iii) preventing sharp swings in the assessment rates and (iv) any other factors it deems important.  Based on those factors, the FDIC Board decided to set the DRR at 2.00% based on a historical analysis of losses to the DIF.  The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the DRR must be at least 2.00% as a long-term, minimum goal.  The DRR increase may increase FDIC deposit insurance assessments in the future.

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

The Community Reinvestment Act of 1977 (“CRA”) requires deposit institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and are assigned ratings.  The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance. The OCC has recently completed its examination of the Bank’s compliance with the CRA.  As of the date of this report, we have not received the results from this examination.  However, in our last completed examination, we received a “satisfactory” CRA rating from the OTS.

The Bank has committed $8.0 million to three investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA.  As of June 30, 2014, the Bank had invested $480,000 of its aggregate commitment to the three funds.  These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act.  The Volcker Rule prohibits, and would require banking entities to restructure and unwind, certain investments and relationships with “covered funds” as defined in the Volcker Rule.  Based on management’s interpretation of the Volcker Rule and the final rules implementing the Volcker Rule, the Bank’s equity method investments in these funds would be excluded from the definition of “covered funds” as these investments would meet the definition of “public welfare investment funds” designed primarily to promote the public welfare.  The Bank also believes that one of these investments would fall within the exemption for “small business investment companies” under the final rules.  Also, the Bank believes that its held to maturity and available for sale investments, which constitute investments in U.S. government agency and municipal obligations, would fall within applicable exceptions from the prohibition on proprietary trading under the Volcker Rule. If the Bank’s interpretation of the applicable requirements and exceptions is not accurate or consistent with regulatory interpretations, this could increase the Bank’s compliance and regulatory risks and costs, and the Bank could be forced to liquidate certain investments.

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

We are subject to the requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”).  The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state.  As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check.  The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration.  Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

Although our lending activities expose us to some risk of liability for environmental hazards, we do not currently have any significant liabilities for environmental matters.

 INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC.  SIPC provides protection for clients up to $500,000 each with a limitation of $250,000 for claims for cash balances for all of our broker/dealers.  Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides insurance coverage for Southwest Securities and SWS Financial in certain circumstances for securities held in clients' accounts with a $100 million aggregate limit.

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

EMPLOYEES

At June 30, 2014, we employed 892 individuals.  Southwest Securities, SWS Financial and SWS Insurance employed 747 of these individuals, 199 of whom were full-time registered representatives, and the Bank employed 145 individuals.  In addition, 278 registered representatives were affiliated with SWS Financial as independent contractors.

CUSTOMERS

As of the date of this report, we provided full-service securities brokerage to approximately 55,000 client accounts and clearing services to approximately 98,000 additional client accounts.  No single client accounted for a material percentage of our total business.

As of the date of this report, we provided deposit and loan services to approximately 86,000 customers through the Bank and its subsidiaries, which included approximately 83,000 Southwest Securities’ customer accounts.  No single customer accounted for a material percentage of the Bank’s or our total business.

TRADEMARKS

We own various registered trademarks and service marks, including "Southwest Securities," "SWS," "SWS Financial," "Southwest Securities, FSB," and "SWS Group," which are not material to our business.    We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

 The following table lists our executive officers and their respective ages and positions on September 5, 2014, followed by a brief description of their business experience over the past five years.  Each listed person has been appointed to the indicated office by our BOD.

Name	Age	Position
James H. Ross	64	Director, President and Chief Executive Officer
J. Michael Edge	37	Executive Vice President, Interim Chief Financial Officer and Treasurer
Daniel R. Leland	53	Executive Vice President
Richard H. Litton	67	Executive Vice President
W. Norman Thompson	58	Executive Vice President and Chief Information Officer
Allen R. Tubb	60	Executive Vice President, General Counsel and Secretary
Robert A. Chereck	66	Executive Chairman and President of Southwest Securities, FSB

James H. Ross was named President, Chief Executive Officer and a member of the BOD of SWS Group on October 28, 2010. Prior to October 28, 2010, Mr. Ross had served as interim Chief Executive Officer and a member of the BOD since August 18, 2010. He previously served as Executive Vice President since November 2004 and, in September 2007, was elected President and Chief Executive Officer of Southwest Securities. Mr. Ross served as the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He served as Chief Executive Officer of SWS Financial from September 2004 to April 2011.  Mr. Ross came to Southwest Securities in 2004 to head the Private Client Group’s brokerage office in Dallas, Texas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions ranging from financial advisor to branch manager. He began his securities industry career in 1975.

J. Michael Edge was named interim Chief Financial Officer and Treasurer on September 30, 2013.  Mr. Edge previously served as the Company’s Senior Vice President of Finance and Investor Relations since December 2011.  Previously, Mr. Edge served as Director of Finance and Investor Relations from August 2009 through November 2011, Financial Analyst from January 2005 through July 2009, and Internal Auditor from October 2000 through December 2004.  Prior to joining SWS, Mr. Edge served as Assistant Vice President—Senior Risk Analyst at Bank One from June 1998 through October 2000.  Mr. Edge is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Finance from Texas A&M University and a Master of Business Administration degree with concentrations in Financial Consulting and Accounting from Southern Methodist University.  Mr. Edge also holds Series 7 and Series 27 securities licenses and is a graduate of the Securities Industry Institute of the University of Pennsylvania’s Wharton School of Business.

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

Richard H. Litton has served as our Executive Vice President and as Executive Vice President of Southwest Securities for the Public Finance Division since July 1995.  Beginning in September 2006, he became primarily responsible for the entire municipal securities product area of Southwest Securities.  Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch.  Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is a past director of the Municipal Advisory Council of Texas and currently serves on the Municipal Executive Committee and the Municipal Legal Advisory Committee of the Securities Industry and Financial Markets Association (SIFMA).

W. Norman Thompson has served as our Executive Vice President and Chief Information Officer since January 1995. Mr. Thompson was employed by Kenneth Leventhal & Co. (now a part of Ernst & Young LLP) in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an auditor with KPMG LLP from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG LLP, he was heavily involved in information technology auditing and consulting.

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

RISKS SPECIFIC TO THE MERGER

Because the market price of Hilltop common stock will fluctuate and the per share merger consideration may be adjusted, our stockholders cannot be sure of the value of the merger consideration they will receive. Upon completion of the merger, each share of our common stock will be converted into merger consideration consisting of $1.94 in cash and 0.2496 of a share of Hilltop common stock. Because the stock portion of the merger consideration is based on a fixed ratio, the market value of the merger consideration may at any given time vary from the closing price of Hilltop common stock on the date the merger was announced. Any change in the market price of Hilltop common stock prior to completion of the merger will affect the market value of the merger consideration that our stockholders will receive upon completion of the merger. We are not permitted to terminate the Merger Agreement or resolicit the vote of our stockholders solely because of changes in the market price of Hilltop’s common stock, and there will be no adjustment to the merger consideration for changes in such market price. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Hilltop’s or our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

The merger is subject to the receipt of consents and approvals from government entities that may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger. The merger is conditioned on the receipt of all requisite governmental and regulatory authorizations, consents, orders and approvals from the Federal Reserve Board and the Texas Department of Banking and, if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. These government entities may impose conditions on the completion of the merger or require changes to the terms of the merger. There can be no assurance that material conditions or changes will not be imposed that are in addition to the capital commitments we have in place with the OCC, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

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

In addition, the Merger Agreement restricts us from taking certain specified actions until the merger occurs without the consent of Hilltop. These restrictions may prevent us from pursuing business opportunities that may arise prior to the completion of the merger and may affect our strategic business plans. Lastly, our business may be indirectly adversely affected by the failure to pursue other opportunities due to the focus of management on the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the price of our common stock to decline.  The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of our stockholders. If any condition to the merger is not satisfied or waived, the merger will not be completed. In addition, Hilltop and we may terminate the merger agreement under certain circumstances even if the merger is approved by our stockholders, including if the merger has not been consummated by March 31, 2015. If the merger is not completed, the trading price of our common stock may decline to the extent that the current market price reflects an assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect our business, financial condition and results of operations.

The Merger Agreement limits our ability to pursue an alternative transaction and requires us to pay a termination fee of $8 million under certain circumstances relating to alternative acquisition proposals. Under the Merger Agreement, we agreed that we will not, and will cause our subsidiaries not to, and will use our reasonable best efforts to cause our or their respective officers, directors, employees, representatives or agents not to, knowingly encourage, solicit, participate in, knowingly facilitate or initiate discussions, negotiations, inquiries, proposals or offers with or provide any non-public information to, any person relating to any third party acquisition or any inquiry, proposal or offer reasonably likely to lead to a third party acquisition, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee in the amount of $8 million in the event that Hilltop terminates the Merger Agreement for certain reasons including a change in the recommendation of our BOD or a termination of the Merger Agreement in certain circumstances followed by an acquisition of, or an agreement to acquire, us by a third party. These provisions may discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition.

Our Credit Agreement with Hilltop and Oak Hill contains a covenant restricting our ability to enter into alternative transactions and Hilltop has not waived this covenant.  The terms of the Credit Agreement with Hilltop and Oak Hill include a covenant prohibiting us from undergoing a “Fundamental Change,” which includes any merger, amalgamation or consolidation, and which we would breach by engaging in a merger, amalgamation or consolidation unless compliance were waived by each of Hilltop and Oak Hill. During the parties’ negotiations with respect to the merger, Hilltop indicated to us that it would not be willing to grant a waiver of this covenant to permit a third party transaction. The existence of the this covenant, and Hilltop’s unwillingness to waive it, may have discouraged and may continue to discourage potential competing acquirors that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition.

Termination of the Merger Agreement could negatively impact us. If the Merger Agreement is terminated, there may be various consequences. For example, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of the merger. A termination of the Merger Agreement may also damage our reputation and franchise value. If the Merger Agreement is terminated and our BOD seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction or to pay the equivalent or greater consideration than that which Hilltop has agreed to pay in the merger.

The combined company expects to incur substantial expenses related to the merger. The combined company expects to incur substantial expenses in connection with completing the merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to accurately estimate. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain. Further, if the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

If completed, the merger may not produce its anticipated results, and Hilltop and we may be unable to combine our operations in the manner expected. We and Hilltop entered into the Merger Agreement with the expectation that the merger will result in various benefits. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the organizations can be combined in an efficient, effective and timely manner.

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

The completion of the merger may trigger change in control provisions in certain agreements to which we are a party.    The completion of the merger may trigger change in control provisions in certain agreements to which we are a party. If we and Hilltop are unable to negotiate consents or waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements (including terminating the agreements or seeking monetary penalties). Even if we or Hilltop are able to obtain consents or waivers, the counterparties may demand a fee for such consents or waivers or seek to renegotiate the agreements on materially less favorable terms than those currently in place.

Pending litigation against us could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages.  In connection with the merger, purported stockholders have filed putative shareholder class action lawsuits against us and the members of our BOD. Among other remedies, the plaintiffs seek to enjoin the merger. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against us and/or the directors and officers of the company, in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our business, financial condition, results of operations and cash flows.

RISKS SPECIFIC TO OUR INDUSTRIES

Compliance with regulatory reform legislation may increase our costs and limit our ability to pursue business opportunities.  On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. The full impact of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is still being determined. SWS Group and the Bank will be subject to additional significant regulatory requirements, which may have a material impact on each or both of them, or SWS as a whole. The principal effects of the Dodd-Frank Act on our business include:

•	changes to the supervisory structure for SWS Group and the Bank;
•	changes to regulatory capital requirements applicable to SWS Group and the Bank;
•	establishment of the Bureau with broad authority to issue new consumer protection regulations;
•	increases in the minimum reserve ratio for the deposit insurance fund of the FDIC to 2% and a change in the base for FDIC insurance assessments; and
•	proposed prohibitions on “proprietary trading” and proposed limitations with respect to the sponsorship of, and investment in, hedge funds and private equity under the Volcker Rule.

As a result of the Dodd-Frank Act, the OTS was abolished and, on July 21, 2011, the OCC took over supervision and regulation of federal thrifts, such as the Bank, and the FRB took over supervision and regulation of savings and loan holding companies, including SWS Group. As a result, we are subject to the regulatory capital and activity requirements, including the new Basel III regulatory capital framework approved by the FRB in July 2013. The Dodd-Frank Act also requires that SWS Group serve as a “source of strength” for the Bank, however, implementing regulations have not been proposed.

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

Full implementation of the Dodd-Frank Act will require many new rules to be issued by numerous federal regulatory agencies over the next several years. We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions and disclosure and reporting requirements.

Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all of the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act once it is fully implemented. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity. For additional discussion of the Dodd-Frank Act, see "Item 1. Business-Regulation” included elsewhere in this report.

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

Failure to comply with state and federal laws governing our securities and banking operations, or the regulations adopted by certain self-regulatory agencies could have a material adverse effect on our business.  Broker/dealers, investment advisors and banks are subject to regulation in almost every facet of their operations.  Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel.  We could be subject to disciplinary or other actions due to alleged non-compliance with these laws or regulations or possibly for the alleged non-compliance of our correspondents.  If non-compliance is alleged by a regulatory authority, our management’s efforts could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business.  Our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof.  In addition, the failure of the Bank to maintain its status as “well capitalized” could lead to regulatory sanctions and limitations and could lead federal banking agencies to take prompt corrective action.  Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In July 2013, the SEC adopted various amendments to Rules 15c3-1 and 15c3-3 under the Exchange Act related to, among other things, securities lending, certain new deductions from net capital, proprietary accounts of broker/dealer customers, certain broker/dealer insolvency events and corresponding related amendments to books and records rules.

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

Overall, the business environment since 2008 has been difficult.   While many economists believe the recession ended in June 2009 and while select factors indicate signs of improvement, significant uncertainty still remains.  Unemployment and tight credit markets continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again leading to further decline in economic and market conditions.  Although Texas was largely insulated from severe job loss and real estate market deterioration at the start of the recession, it experienced distress in residential and commercial real estate values as well as elevated unemployment. These conditions had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

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

The soundness of other financial institutions could adversely affect us.    Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

RISKS RELATED TO OUR COMPANY

Agreements with Hilltop and Oak Hill provide them with influence over certain matters requiring director and stockholder approval.  In connection with loans made under the Credit Agreement by and among Oak Hill and Hilltop (the “Investors”) and us, the Investors were each issued warrants to purchase an aggregate of 8,695,652 shares of our common stock (the “Warrants”). For each Investor, the Warrants represent approximately 17% of our common stock (assuming that all of the Warrants are exercised in full).  The Investors have the right to exercise the Warrants to purchase shares of our common stock at an agreed upon exercise price.

Pursuant to an Investor Rights Agreement, by and between the Investors and us, dated as of July 29, 2011 (the “Investor Rights Agreement”), each of the Investors has the right to appoint one representative of the Investor to serve as a member of our BOD, and one representative of the Investor to serve as an observer of the BOD.  Our BOD consists of 10 directors, including five who qualify as independent under the NYSE listing standards and the two directors who were appointed by the Investors. The representatives of Oak Hill and Hilltop appointed to serve as members of the BOD share in the duties of the BOD by generally participating in and voting during board meetings.

The Credit Agreement with the Investors contains certain covenants, including a covenant that prohibits us from prepaying the loan other than following a period during which the closing price for our common stock exceeds 150% of the exercise price of the warrants (i.e., exceeds $8.625) for 20 out of any 30 consecutive trading days and a covenant that prohibits us from undergoing a “Fundamental Change,” which includes any merger, amalgamation or consolidation.

As a result of the Warrants, Investor Rights Agreement and the Credit Agreement, the Investors have influence over certain matters requiring director and stockholder approval, including, among other things, any merger, consolidation or sale of all or substantially all of the Company’s assets and the election of certain members of the  BOD.

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted the Bank and may adversely impact the Bank.  Beginning in fiscal 2009, the Bank began to experience a downturn in the overall credit performance of its real estate loans held for investment, as well as acceleration in the deterioration of general economic conditions in Texas and other areas of the United States.  This deterioration, as well as increases in Texas unemployment levels, worsened in the third quarter of fiscal 2010.  These conditions caused increased financial stress on many of the Bank’s borrowers and negatively impacted their ability to repay their loans. Classified and non-performing assets increased significantly in fiscal 2010 and 2011 and real estate collateral values continued to decline in both fiscal 2010 and 2011.  Due to these factors, the Bank significantly increased its loan loss reserves in fiscal 2010 and 2011.

Both classified and non-performing assets have improved throughout fiscal 2012, 2013 and 2014, and in fiscal 2014 and 2013, the Bank recognized a recapture for loan losses of $5.4 million and $7.7 million, respectively. Deterioration in the credit quality of the Bank's real estate loan portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves and elevate charge-off levels.  The occurrence of any of these events could have a material adverse effect on the Bank's capital, financial condition or results of operations and increase the risk of additional regulatory action.

The Bank is subject to regulatory capital requirements that may limit its operations and potential growth.  The Bank is a federal savings bank that is subject to comprehensive supervision and regulation of the OCC, including risk-based, leverage and tangible capital ratio requirements. Capital requirements may rise above normal levels when the Bank experiences deteriorating earnings and credit quality, and the OCC may increase the Bank’s capital requirements based on general economic conditions and the Bank’s particular condition, risk profile and growth plans. The Bank has made a commitment to the OCC that the Bank will, among other things: (i) adhere to the Bank’s written business and capital plan as amended from time to time and (ii) maintain a Tier 1 (core) capital ratio at least equal to nine percent (9%) and a total risk-based capital ratio of at least twelve percent (12%).  Compliance with capital requirements may limit the Bank’s operations that require the intensive use of capital and could adversely affect the Bank’s ability to expand or maintain present business levels.

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

Failure to achieve and maintain effective internal controls could result in a misstatement of our financial statements.    Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. A material weakness is a control deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Ineffective internal controls could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in maintaining effective internal controls, we may be unable to accurately and timely report financial information or maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act and the rules promulgated hereunder.  If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be in default under our Credit Agreement or be subject to, among other things, investigations or regulatory or enforcement actions by the SEC, the FRB, the FDIC, the OCC or other governmental authorities.   In addition, any failure to maintain effective internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Our net interest margins may decrease based on the mix of assets in the Bank’s portfolio and our investment strategy.  In recent years, interest rates have declined to levels that have negatively impacted the net interest margin at the Bank and the broker/dealer. Additionally, as we have repositioned the Bank’s balance sheet to include a portfolio of conservative investment securities, the net interest margin on these assets is likely to be less than we have historically earned on our loan portfolio. Our earnings and results of operations could be adversely affected by any reduction in our net interest margin due to our investment policies, returns on investments or market dynamics. Additionally, the Bank expects to periodically experience "gaps" in the interest rate sensitivities of its assets and liabilities, meaning that either the Bank’s interest-bearing liabilities will be more sensitive to changes in market interest rates than the Bank’s interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Bank’s position, this "gap" may work against the Bank, and the Bank’s earnings may be adversely affected.

As part of the Bank’s risk mitigation strategy to reduce its exposure to variability in interest payments on the Bank’s variable rate deposits, forward-start interest rate swaps designated as cash flow hedging instruments have been utilized.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements.  There is no guarantee that the structure of these derivative transactions will operate as designed and remain effective.  If these transactions are not effective, our results of operations could be adversely affected.

We may not be able to reduce our operating expenses as a way to reduce any operating losses.  To the extent our net interest income declines or we face other declines in revenues, we may look to reduce our operating expenses where possible. However, we have limited control over certain costs, and in particular, the cost of meeting regulatory requirements and our cost to access capital or financing, if needed. If we are unable to reduce our operating expenses, our financial condition, results of operations or cash flows could be adversely affected.

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

The Bank’s commercial real estate, commercial and mortgage lending businesses are dependent on the general health of the Texas and New Mexico economies.  Any downturn in the Texas and New Mexico local economies could adversely affect the Bank’s commercial real estate, commercial and mortgage lending businesses, and consequently our financial condition, results of operations and cash flows.  Additionally, any decline in real estate values generally and in Texas and New Mexico specifically could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan.

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

We depend on the highly skilled, and often specialized, individuals we employ.  Competition for the services of personnel in our loan production, private client group, securities lending and trading businesses is intense, and we may not be able to retain them.  We generally do not enter into employment or noncompetition agreements with our employees.  Our business, financial condition, operating results or cash flows could be materially impacted if we were to lose the services of certain of our loan production, private client group, securities lending or trading professionals.  In particular, in our retail and institutional securities brokerage business, we depend on the brokers and financial advisors that advise our customers and clients, certain of whom generate significant income for us.

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

Our computer systems and network infrastructure could be vulnerable to security problems. Third parties may attempt to penetrate our network security and may be able to penetrate our network security to misappropriate proprietary information which could have a material adverse effect on our business.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmissions of confidential information.  Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events or developments could lead to a compromise or breach of the algorithms that our licensed encryption and authentication technology uses to protect such confidential information.  We may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches.  Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Our Credit Agreement with Hilltop and Oak Hill contains restrictions and covenants that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.  On July 29, 2011, we entered into a Credit Agreement which contains customary covenants that require us to, among other things:

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

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or we fail to comply with the requirements of our indebtedness, we could be in default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity, financial condition or cash flows. Additionally, the covenants in such agreement or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to engage in financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business.

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

Our securities business is subject to numerous operational risks.  Our securities business must be able to consistently and reliably obtain securities pricing information and accurately assess loan values, process transactions and provide reports and other customer or client services.  Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our customers and clients.  If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to our customers and clients, regulatory problems or damage to our reputation.  These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.  In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

We may not be able to realize the value of our deferred tax assets.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. As of June 30, 2014, our net deferred tax assets were approximately $37.7 million, before our $35.5 million valuation allowance. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  A period of sustained losses or other changes in facts and circumstances could require us to recognize changes in the valuation allowance.  If we fail to realize our deferred tax assets or we determine that increases to the deferred tax asset valuation allowance is required in future reporting periods, our financial condition, results of operations or cash flows may be materially adversely affected.

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

Our operations rely on external vendors.  We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations.

An investment in our securities is not an insured deposit. Our common stock, preferred stock and indebtedness are not bank deposits and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of securities of any company. As a result, if you acquire our common stock, preferred stock or indebtedness, you may lose some or all of your investment.

Anti-takeover provisions of our restated certificate of incorporation, restated bylaws and Delaware law may make it more difficult for you to receive a change in control premium.  Certain provisions of our restated certificate of incorporation and restated bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders’ proposals, and authority to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the BOD. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and primary broker/dealer and banking operations are located in approximately 156,000 square-feet of leased space in an office building in Dallas, Texas.  The lease expires in 2020.  Our other office locations are leased and generally do not exceed 30,000 square feet of space.  We conduct our clearing operations primarily at our Dallas headquarters, and our securities lending activities are conducted from our office in Old Bridge, New Jersey.

We have 16 retail brokerage offices with nine offices located in Texas, five offices located in California and two offices located in Oklahoma.

We have 15 municipal finance branches, with four offices located in California, three offices located in Texas and one office located in each of Florida, Illinois, Kentucky, New Mexico, New York, North Carolina, South Carolina and Tennessee.  We have 10 fixed income branch offices, three offices located in Florida, two offices located in each of California and Colorado, and one office located in each of Illinois, New York and Texas.

The Bank leases branch offices in Fort Worth, Dallas and El Paso, Texas, and Albuquerque and Ruidoso, New Mexico.  The Bank also owns a non-operational drive-in facility located in central Arlington, Texas.  The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

The company has developed business continuity plans that are designed to permit continued operation of business critical functions in the event of disruptions to our Dallas, Texas headquarters facility as well as critical facilities used by our major subsidiaries. Our critical activities can be relocated among our normal operating facilities and our business recovery centers in South Arlington and Southlake, Texas and a disaster recovery center in Richardson, Texas.  The center located in South Arlington utilizes space in the property owned by the Bank and the Southlake center’s facilities are leased.  Our Richardson facility houses redundant securities and bank processing facilities adequate to replace those found in our primary data center.  Our disaster recovery plans are periodically tested, and we participate in industry-wide tests within the securities industry.

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

Merger Litigation. Two putative class actions on behalf of purported stockholders of SWS challenging the proposed merger of SWS Group and Peruna are pending in the Court of Chancery of the State of Delaware.  Both lawsuits name as defendants SWS, the individual members of the BOD, Hilltop, and Peruna, (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively),  On May 13, 2014, the Delaware Chancery Court consolidated the two actions for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint.

The complaint generally alleges, among other things, that the BOD breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, and that the other defendants aided and abetted such breaches of fiduciary duty.  The complaint alleges, among other things, that the BOD labored under conflicts of interest, and that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders, and that the Form S-4 filed by Hilltop on May 29, 2014 omits or misstates certain material information.  The complaint seeks relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.  On June 16, 2014, plaintiffs moved for a preliminary injunction prohibiting the consummation of the merger, and for expedited proceedings in connection therewith.  Pursuant to negotiations between the parties to the lawsuit, plaintiffs subsequently withdrew those motions.

We believe the claims are without merit and intend to defend against them vigorously.  There can be no assurance, however, with regard to the outcome of this lawsuit.  Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock.    Our common stock trades on the NYSE under the symbol "SWS."  At August 30, 2014, there were 94 holders of record of our common stock and approximately 4,120 beneficial holders of our common stock.  The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

July 1, 2013 to June 30, 2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.28	$ 6.59	$ 8.29	$ 8.06
Low	$ 5.19	$ 5.31	$ 6.01	$ 6.95

June 30, 2012 to June 30, 2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.58	$ 6.33	$ 6.82	$ 6.29
Low	$ 5.23	$ 4.02	$ 5.32	$ 5.30

Stock Performance Graph and Cumulative Total Return.  The following table compares the cumulative total stockholder return on our common stock for the 60-month period from June 2009 through June 2014, with the cumulative total return of the Wilshire 5000 Index and the Nasdaq Financial Index over the same period. The graph depicts the results of investing $100 in our common stock, Wilshire 5000 Index and the Nasdaq Financial Index in June 2009, including the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SWS Group, Inc., Wilshire 5000 Index and the NASDAQ Financial Index

*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.  Represents amount invested as of June 30th of the applicable year.

	6/09	6/10	6/11	6/12	6/13	6/14

SWS Group, Inc.	100.00	70.11	45.00	40.05	40.95	54.70
Wilshire 5000	100.00	115.68	152.69	158.73	192.23	240.14
NASDAQ Financial	100.00	109.77	124.90	127.79	163.27	189.17

Stock Repurchases.    We did not repurchase any common stock during the quarter ended June 30, 2014.  We do not currently have a repurchase plan approved by our BOD.

Dividend policy.  On a quarterly basis, the BOD determines whether we will pay a cash dividend.   The payment and rate of dividends on our common stock is subject to several factors including limitations imposed by the terms of our Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies. Specifically, our Credit Agreement with Hilltop and Oak Hill limits our quarterly cash dividend to $0.01 per share and only so long as we are not in default of any terms of the Credit Agreement. We currently intend to retain earnings and do not plan to pay dividends on our common stock in the near future.

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

On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan ("2003 Restricted Stock Plan").  In November 2007, the stockholders of SWS Group approved an amendment to the 2003 Restricted Stock Plan to increase the number of shares available thereunder by 500,000 shares.  The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees.  No more than 300,000 of the authorized shares may be newly issued shares of common stock.  The Restricted Stock Plan terminated on August 21, 2013.

The vesting period for awards under the 2003 Restricted Stock Plan and the 2012 Restricted Stock Plan is determined on an individualized basis by the Compensation Committee of the BOD.  In general, restricted stock granted to employees under the restricted stock plans fully vests after three years or is subject to a four year cliff vesting schedule, and restricted stock granted to non-employee directors vests on the first anniversary of the date of grant.  At June 30, 2014, the total number of shares of restricted stock outstanding under the 2012 Restricted Stock Plan and the 2003 Restricted Stock Plan was 417,137 shares and the total number of shares available for future awards under the 2012 Restricted Stock Plan was 2,383,016 shares.

Deferred Compensation Plan. On November 10, 2004, the stockholders of SWS Group approved the 2005 Deferred Compensation Plan, with an effective date of January 1, 2005, for eligible officers and employees to defer a portion of their bonus compensation and commissions.  The deferred compensation plan was designed to comply with the American Jobs Creation Act of 2004.  Contributions to the deferred compensation plan consist of employee pre-tax contributions and SWS Group’s matching contributions, in the form of SWS Group common stock, up to a specified limit.

The assets of the deferred compensation plan include investments in SWS Group’s common stock, Westwood Holdings Group, Inc.’s ("Westwood") common stock and company-owned life insurance ("COLI").  Investments in SWS Group’s common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statements of Financial Condition. The deferred compensation plan limited the number of shares of SWS Group common stock that may be issued to 375,000 shares.  On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares.  The number of shares of SWS Group common stock available for future issuance under the plan was 126,679 at June 30, 2014.  Investments in Westwood’s common stock are carried at market value and recorded as securities available for sale.  Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the Consolidated Statements of Financial Condition.

For the fiscal year ended June 30, 2014, we had approximately $22.8 million in deferred compensation plan assets, including $0.4 million in cash, with a market value of $21.8 million.  At June 30, 2014, $3.2 million was invested in 310,941 shares of our common stock.  Approximately $1.8 million of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal 2014.

The trustee of the deferred compensation plan is Wilmington Trust Company.

Stock Option Plans.  We did not have any active stock option plans at June 30, 2014.  All previously issued outstanding options under the SWS Group, Inc. stock option plans have expired.  See Note 1(u) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

The following table sets forth certain information concerning our equity compensation plans approved by our stockholders as of June 30, 2014.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected in
Plan category	options and rights	options and rights	the first column)
Equity compensation plans
approved by stockholders	715,328 (1)	$ -	3,449,789 (2)
Total	715,328	$ -	3,449,789

_______________________

(1)

Amount represents 310,941 stock units credited to participants’ accounts under the deferred compensation plan and 404,387 stock units credited to participants’ accounts under the 401(k) plan (See Note 19 in the Notes to the Consolidated Financial Statements

for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”).

(2)

Amount represents 126,679 shares available for future issuance under the deferred compensation plan, 2,383,016 shares available for future issuance under the 2012 Restricted Stock Plan and 940,094 shares available for future issuance under the 401(k) plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 30, 2014 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm.  The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, the other financial information contained in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Events and Transactions.”

	(In thousands, except ratios and per share amounts)
	Fiscal Year Ended
	June 30,	June 30,	June 29,	June 24,	June 25,
	2014	2013	2012	2011	2010
Consolidated Operating Results:
Total revenue	$ 311,288	$ 318,114	$ 353,741	$ 389,819	$ 422,227
Net revenue (1)	266,362	271,653	293,423	342,064	366,971
Net loss	(7,078)	(33,445)	(4,729)	(23,203)	(2,893)
Loss per share – basic(2)	$ (0.21)	$ (1.02)	$ (0.14)	$ (0.71)	$ (0.10)
Loss per share – diluted(2)	$ (0.21)	$ (1.02)	$ (0.14)	$ (0.71)	$ (0.10)
Weighted average shares outstanding – basic(2)	32,997	32,870	32,650	32,515	30,253
Weighted average shares outstanding – diluted(2)	32,997	32,870	32,650	32,515	30,253
Cash dividends declared per common share	$ -	$ -	$ -	$ 0.12	$ 0.36

Consolidated Financial Condition:
Total assets	$ 4,075,906	$ 3,780,373	$ 3,546,843	$ 3,802,157	$ 4,530,691
Long-term debt(3)	163,348	165,181	138,450	86,247	99,107
Stockholders’ equity	309,872	315,286	355,702	357,469	383,394
Shares outstanding	32,757	32,629	32,576	32,285	32,342
Book value per common share	$ 9.46	$ 9.66	$ 10.92	$ 11.07	$ 11.85

Bank Performance Ratios:
Return on assets	0.4%	0.5%	0.2%	(2.1)%	(0.8)%
Return on equity	3.0%	3.5%	1.5%	(21.4)%	(9.1)%
Equity to assets ratio	13.8%	13.1%	12.0%	9.7%	9.2%

_____________

(1)	Net revenue is equal to total revenues less interest expense.

(2)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of earnings per share (“EPS”), except in periods with a net loss, when they are excluded.

(3)

Includes FHLB advances with maturities in excess of one year.  For fiscal years 2014, 2013 and 2012, includes the $100.0 million Credit Agreement with Hilltop and Oak Hill net of a $12.2 million, $16.9 million and $20.9 million discount at June 30, 2014 and 2013 and June 29, 2012, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in full-service securities brokerage and full-service commercial banking.  During the twelve-months ended June 30, 2014, 87% of our total revenues were generated by our full-service brokerage business and 13% of our total revenues were generated by our commercial banking business.  While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses are fixed.  Consequently, net operating results can vary significantly from period to period.

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

Clearing.    The Clearing segment provides clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis).  Our clientele includes general securities broker/dealers and firms specializing in high-volume trading.  We currently support a wide range of clearing clients, including discount and full-service brokerage firms, registered investment advisors and institutional firms.  In addition to clearing trades, we tailor our services to meet the specific needs of our clients and offer products and services such as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

Revenues in this segment are generated primarily through transaction charges to our correspondents for clearing their trades.  Revenue is also earned from various fees and other processing charges as well as through net interest income on correspondent customer balances.

Retail.    The Retail segment includes the sale of retail securities (such as equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee that are registered representatives and our independent contractors.  As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions.  This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances.

Institutional.    The Institutional segment serves institutional customers in the areas of securities borrowing and lending, municipal finance, sales, trading and underwriting of taxable and tax-exempt fixed income securities and equity trading.  Our securities borrowing and lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations.  Our municipal finance business earns investment banking revenues by assisting public entity clients in originating, syndicating and distributing securities of municipalities and political subdivisions.

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

Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commissions, and trading income from fixed income and equity products and investment banking fees from taxable and municipal securities transactions.

Banking.  The Banking segment offers traditional banking products and services.  We specialize in three primary areas, business banking, focusing on industrial and small business lending, commercial real estate lending and mortgage purchase.  We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers.

The Bank earns substantially all of its net revenues on the spread between the interest rates charged to customers on loans and the interest rates paid to depositors as well as interest income from investments.

The Bank has committed to the OCC that the Bank will, among other things: (i) adhere to the Bank’s written business and capital plan as amended from time to time; and (ii) maintain a Tier 1 capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).  As of June 30, 2014, the Bank was in compliance with these commitments.

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

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement (the “Funding Agreement”) with Hilltop and Oak Hill.  On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured Credit Agreement with Hilltop and Oak Hill that accrues interest at 8% per annum;
•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the outstanding common stock of the company for each investor (assuming the warrants are exercised in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our BOD for so long as each owns 9.9% or more of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock.  Mr. Gerald J. Ford and Mr. J. Taylor Crandall have been appointed and elected as directors of SWS Group on behalf of Hilltop and Oak Hill, respectively, pursuant to this right.

We entered into the Credit Agreement with Hilltop and Oak Hill to ensure that the Bank would maintain adequate capital ratios under an Order to Cease and Desist and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption.  See also Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for additional discussion on the Credit Agreement with Hilltop and Oak Hill.

The funds advanced pursuant to the Credit Agreement with Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash.  We are required to keep these funds in a restricted account until our BOD, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries.  Upon the approval of the BOD, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in the second quarter of fiscal 2012, loaned $20.0 million to Southwest Securities in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012.  In the third quarter of fiscal 2013, the $20.0 million loan from SWS Group to Southwest Securities was repaid and the BOD, Hilltop and Oak Hill approved, and SWS Group contributed, $20.0 million of cash as a capital contribution to Southwest Securities.  During the third quarter of fiscal 2014, upon approval by the BOD, Hilltop and Oak Hill, the remaining $30.0 million was loaned to Southwest Securities to use in general operations reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.

Merger Agreement

On March 31, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop and Peruna, whereby if the merger contemplated therein is completed, we will become a wholly-owned subsidiary of Hilltop.  If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 in cash and 0.2496 of a share of Hilltop common stock.  The value of the merger consideration may fluctuate based upon the market value of Hilltop common stock.  We currently anticipate that completion of the merger will occur by the end of 2014, subject to receiving the approval of our stockholders and regulators and other customary closing conditions.

If the proposed merger with Hilltop occurs, Hilltop’s warrant to acquire our common stock, if outstanding, will be cancelled.

Concurrently with the execution of the Merger Agreement, we entered into a Letter Agreement with Oak Hill dated March 31, 2014 (the “Oak Hill Letter Agreement”).  Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop, Oak Hill will deliver to SWS Group the certificates evidencing its warrants and any loans of Oak Hill to SWS Group then outstanding under the Credit Agreement, and we will issue and deliver to Oak Hill, in exchange for its warrants and loans, the following consideration: (i) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger and (ii) an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger.

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

As of June 30, 2014, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 12.9%, the Standard & Poor’s 500 Index (“S&P 500”) up 22.0% and the NASDAQ Composite Index (“NASDAQ”) up 29.5%.  The DJIA closed at 16,826.60 on June 30, 2014 up from 14,909.60 and 12,880.09 on June 30, 2013 and June 29, 2012, respectively.  While the indexes showed improvement and reached closing prices that have not been reached since 2008, the average daily trading volume on the NYSE decreased 8% as compared to the same period of our prior fiscal year.  The continued uncertainty in the economic environment, with the federal government shutdown in October 2013, the required implementation by businesses and individuals of the Patient Protection and Affordable Care Act, continued low levels of workforce participation and high unemployment rates, each contributed to volatility during fiscal 2014.  For our clearing, retail and in particular our institutional segment, the uncertainty about the Federal Reserve’s plans for monetary easing added to the volatility in interest rates and fixed income inventory valuations.  For our banking segment, this uncertainty makes it difficult to mitigate interest rate risk in a rising interest rate environment.

Continued economic and regulatory uncertainty also created a challenging operating environment for us in fiscal 2014.  The national unemployment rate, which was approximately 6.1% at the end of June 2014, was down from a high of 10.0% at the end of December 2009, and 7.6% at the end of June 2013, but remains at historically high levels.  The FRB reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2013, and reaffirmed as recently as the June 2014 Federal Open Market Committee meeting, that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

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

Texas, along with the rest of the country, experienced distress in residential and commercial real estate values as well as elevated unemployment rates beginning in the last calendar quarter of 2010.  Real estate values, along with unemployment statistics, have improved in fiscal 2014; however, with the improvement, competition in the banking business has increased as loan demand is not yet robust.

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

Net Interest Margins

Historically, the profitability of our brokerage business has been highly dependent upon net interest income.  We earn net interest income on the spread between the interest rates earned and paid on customer and correspondent balances as well as from our securities lending business.  With interest rates at historically low levels, the interest rate spread we are able to earn has been reduced, primarily from the extremely low yields on our portfolio of assets segregated for regulatory purposes.  Additionally, the interest rate spread in our securities lending business has declined.  Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund providers have been substantially reduced.  We do not expect any significant changes in these dynamics until short-term interest rates rise.

We have taken actions to mitigate the impact of this margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio.  Despite these actions, profits from net interest remain substantially below historical levels.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk.  All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the lenders extending the credit.  While we have not experienced any reductions in our uncommitted borrowing capacity, over the past three years, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace.  These actions included reduced advance rates for certain security types, more stringent requirements for collateral, higher interest rates and pre-funding of daily settlements.  Should our lenders take any actions that could negatively impact the terms of our lending arrangements, the cost of conducting our business would increase and our volume of business would be limited.

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

Valuation of Securities

We regularly trade mortgage, asset-backed and other types of fixed income securities.  We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions.  We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations.  At June 30, 2014, we held mortgage and asset-backed securities of approximately $28.1 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Bank:  Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank.   We believe the $20.0 million capital contribution provided the Bank with a sound foundation and with flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets during fiscal 2014.  Classified assets were $41.3 million at June 30, 2014, down from $67.6 million at June 30, 2013.  Classified assets as a percentage of total capital plus the allowance for loan losses was 22.7% at June 30, 2014 and 37.4% at June 30, 2013.  Non-performing assets (a subset of classified assets) decreased to $22.9 million at June 30, 2014 from $38.0 million at June 30, 2013.  The Bank has significantly reduced classified assets and improved performance over the past seven quarters, but the reduction in classified assets could slow and additional loans could be moved to problem status should the economic environment deteriorate.

The Bank’s loan loss allowance at June 30, 2014 was $7.9 million, or 1.82% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, as compared to $12.3 million, or 2.85% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, at June 30, 2013.

The Tier 1 (core) capital ratio was 14.1% and the total risk-based capital ratio was 25.5% at June 30, 2014, as compared to 13.5% and 24.9%, respectively, at June 30, 2013 (without giving effect to the Basel III final rules).  With the stability of these capital ratios, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.  In conjunction with building an investment portfolio, the Bank entered into $140.0 million of interest rate swaps, to reduce deposit cost variability by focusing on protecting earnings in a rising interest rate environment.  The Bank held $115.0 million of interest rate swaps at June 30, 2014.  The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.  The Bank’s liquidity has increased due to reduced mortgage purchase program volumes.  Because the volumes have not been replaced with current loan originations, the Bank made two loan purchases in the third quarter of fiscal 2014. The loans purchased were all single family residence mortgages and totaled approximately $40.0 million.

The Bank is focused on implementing and executing its business plan, which includes the continued diversification of the balance sheet and conservative growth strategies. The Bank’s available for sale investment portfolio was $494.7 million and $503.1 million at June 30, 2014 and June 30, 2013, respectively.  The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations.  At June 30, 2014 and June 30, 2013, the Bank’s mortgage purchase program loan balance was $133.9 million and $174.0 million, respectively.  These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers.  These core deposits provide the Bank with a stable and low cost funding source.  At June 30, 2014 and June 30, 2013, the Bank had $873.1 million and $878.4 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 87.3% and 88.4%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Merger Agreement.  During fiscal 2014, we incurred expenses of approximately $3.8 million in legal and professional fees recorded in other expenses on the Consolidated Statements of Comprehensive Loss in connection with entry into the Merger Agreement and the proposed merger with Hilltop.  We expect to incur additional costs until the merger is completed.

Employee reduction.  Due to our decline in total revenues for the past three fiscal years, management determined that expense reductions were needed in order to improve operating results and execute our strategic business plan.  As a result, we reduced the number of our employees by approximately 7% during the three-months ended September 30, 2013 and recorded in commissions and other employee compensation on the Consolidated Statements of Comprehensive Loss approximately $1.2 million in severance expense for the three-months ended September 30, 2013.  While we continue to monitor our staffing needs, we do not anticipate any additional headcount reductions at this time.

Deferred tax asset valuation allowance.  Deferred tax assets derived from operating losses are realized when we generate consolidated taxable income within the applicable carryback and carryforward periods.  In the fourth quarter of fiscal 2013, based on an evaluation of our historical results of operations and various other factors, management determined that it was appropriate to increase the valuation allowance for its remaining deferred tax assets with the exception of the Bank’s available for sale securities.  See additional discussion regarding our deferred tax asset valuation allowance in Note 17 in the Notes to the Consolidated Financial Statements. In fiscal 2013, management determined that an increase in the valuation allowance was appropriate after reviewing the impact of our fiscal 2013 fourth quarter operating results and our fiscal 2014 financial forecast.  Accordingly, we increased our valuation allowance by $30.0 million from $872,000 at June 29, 2012 to $30.9 million at June 30, 2013. Based on activity in the current fiscal year, we increased our valuation allowance by $4.6 million from $30.9 million at June 30, 2013 to $35.5 million at June 30, 2014.

Warrant valuation.    The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition.  During fiscal 2014, the value of these warrants increased primarily due to the increase in the market value of our common stock.  The closing price of our common stock increased from $5.45 at June 30, 2013 to $7.28 at June 30, 2014.  The increase in the price of our common stock, combined with other factors, resulted in an unrealized pre-tax loss of $3.6 million.

During fiscal 2013, the value of these warrants decreased primarily due to the decrease in the derived volatility of our common stock from 52% at June 30, 2012 to 51% at June 30, 2013 and the effect of the time to maturity.  The decrease in value resulted in an unrealized pre-tax gain of $3.6 million for fiscal 2013.

Recapture in allowance for loan loss.  The quality of the Bank’s assets continued to improve in fiscal 2014 resulting in a recapture of $5.4 million of the Bank’s provision for loan loss for the year ended June 30, 2014.  For the year ended June 30, 2013, the Bank recorded a $7.7 million recapture of its provision for loan loss.  See the discussion above under “Overview—Business Environment—Impact of Economic Environment—Bank”, “Financial Condition – Loans and Allowance for Probable Loan Losses” and Note 5 in the Notes to the Consolidated Financial Statements for fiscal years June 30, 2014, June 30, 2013, and June 29, 2012 included in Item 8 “Financial Statements and Supplementary Data.”

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

Transaction with Hilltop and Oak Hill.  In March 2011, we entered into a Funding Agreement with Hilltop and Oak Hill and on July 29, 2011, after receipt of stockholder and regulatory approval, we completed the transactions contemplated by the Funding Agreement and entered into a $100.0 million, five year, unsecured Credit Agreement with Hilltop and Oak Hill that accrues interest at 8% per annum.  For fiscal 2014, 2013 and 2012, we recorded interest expense of $13.2 million, $12.5 million and $11.0 million, respectively.

RESULTS OF OPERATIONS

Consolidated

Net losses for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 were $7.1 million, $33.4 million and $4.7 million, respectively.  Fiscal years 2014, 2013 and 2012 contained 252, 249 and 256 trading days, respectively.  We estimate the impact on total revenues of the seven day decrease in trading days from fiscal 2012 to fiscal 2013 was approximately $4.3 million.

Southwest Securities was custodian for $32.7 billion, $30.0 billion and $29.2 billion in total customer assets at June 30, 2014, June 30, 2013 and June 29, 2012, respectively.

The following is a summary of fiscal year–to–fiscal year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change		Change
	Fiscal 2013 to 2014		Fiscal 2012 to 2013
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$ 120	1%	$ (666)	(7)%
Commissions	(6,086)	(5)	(6,235)	(5)
Net interest	(8,748)	(17)	(10,913)	(18)
Investment banking, advisory and administrative fees	(5,234)	(12)	4,441	11
Net gains on principal transactions	12,260	70	(10,654)	(38)
Other	2,397	10	2,257	10
	$ (5,291)	(2)%	$ (21,770)	(7)%

Operating expenses:
Commissions and other employee compensation	$ (10,776)	(5)%	$ (1,389)	(1)%
Occupancy, equipment and computer service costs	(664)	(2)	(591)	(2)
Communications	158	1	897	7
Floor brokerage and clearing organization charges	555	14	(261)	(6)
Advertising and promotional	(790)	(26)	(52)	(2)
Recapture of loan loss	2,357	31	(10,193)	>(100)
Unrealized net gain/loss on warrant valuation	7,212	>100	(7,287)	>(100)
Other	(3,923)	(13)	(2,144)	(6)
	(5,871)	(2)	(21,020)	(7)
Pre-tax income (loss)	$ 580	9%	$ (750)	(13)%

Fiscal 2014 versus 2013

Net revenues decreased $5.3 million for the fiscal year ended June 30, 2014 as compared to the prior fiscal year. Net interest revenue decreased $8.7 million primarily driven by a $6.3 million decrease in net interest revenue in our banking segment due to a 24% decrease in our average loan balance and a 50 basis point decrease in the net interest yield at the Bank as compared to the same period of the prior fiscal year.  Net interest revenue in the institutional segment decreased $2.0 million primarily due to a $1.7 million decrease in net interest earned in our fixed income businesses and a $0.3 million decrease in net interest income in the stock loan business primarily due to an 11 basis point decrease in our average net interest spread, which was partially offset by a 28% increase in our average stock borrowed portfolio balances.  In addition, net interest revenue decreased $0.7 million in the other segment due to a $0.6 million increase in the accretion expense on the discount of the $100.0 million of indebtedness under the Credit Agreement.

Commissions revenue decreased $6.1 million.  Institutional commissions were down $4.4 million primarily due to lower portfolio trading transaction volume in fiscal 2014 compared to fiscal 2013.  Our retail segment commissions revenue decreased $1.7 million primarily due to a decrease in the number of independent representatives and customer activity at SWS Financial.

Investment banking, advisory, and administrative fees decreased $5.2 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year.  Institutional segment fees decreased $8.8 million due to a $5.2 million reduction in underwriting fees earned by our taxable fixed income group and a $3.6 million decrease in corporate finance fees as we exited the business in June 2013.  Retail advisory fees increased $3.6 million as assets under management grew 14% from the prior fiscal year offsetting a portion of the decline.

Net gains on principal transactions increased $12.3 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year due primarily due to a $15.2 million increase in the institutional segment.  This increase was mainly attributable to improved market stability in our municipal finance and taxable fixed income businesses after a noted decline in the later half of the prior fiscal year as a result of the challenging market environment.  Particularly, in the fourth quarter of the prior year, municipal and taxable yields increased significantly and the yield on the 10-year treasury note increased by approximately 65 basis points from April 2013 to June 2013.  This dramatic rise in rates resulted in corresponding trading losses in our fourth fiscal quarter of 2013.  Net gains on principal transactions in the other segment decreased $2.9 million as fiscal year 2013 included a $3.6 million realized gain related to the sale of our shares of USHS common stock.

Other revenues increased $2.4 million.  This improvement was due to a $2.0 million increase in third party servicing fees in our clearing and retail segments and a $1.0 million increase in gains related to the valuation adjustment for our deferred compensation plan investments.  In addition, income from the holding company’s limited partnership venture capital fund improved $0.7 million in the other segment, offsetting a $1.1 million decline in retail insurance revenues.  Other revenue in the banking segment decreased $0.7 million due to a $1.6 million decline in gains recognized on the valuation of the Bank’s equity method investments and a $1.6 million reduction in gains on SBA loan sales.  Net REO losses declined $1.6 million and gains on available for sale securities improved $0.7 million offsetting these declines.

Operating expenses decreased $5.9 million for the fiscal year ended June 30, 2014 as compared to the prior fiscal year.  Commissions and other employee compensation expense reductions of $10.8 million included a $9.0 million decrease in employee salaries and benefits primarily resulting from the staff reductions in the first three-months of fiscal 2014 and our exit from the corporate finance business in June 2013 and a $2.4 million decrease in incentive compensation, which was partially offset by a $0.7 million increase in deferred compensation expense.

Other expenses decreased $3.9 million primarily due to a $1.5 million decrease in REO expenses, a $1.2 million decrease in the REO loss provision, a $1.1 million decrease in regulatory fees and a $0.4 million decrease in outside services at the Bank as asset quality improved, reducing problem asset costs.  A $3.1 million decline in ongoing legal and professional fees was offset by $3.8 million of legal and professional fees incurred in connection with the proposed merger with Hilltop.

Lastly, the Bank recorded a $2.4 million decrease in its loan loss recapture for the fiscal year ended June 30, 2014 when compared to the prior fiscal year.  We recorded a $5.4 million loan loss recapture for fiscal 2014 and a $7.7 million loan loss recapture for fiscal 2013.

Offsetting these operating expense reductions, we recorded $7.2 million of additional expense related to the warrant valuation.  We recognized a $3.6 million loss on the warrant valuation for fiscal 2014 and a $3.6 million gain on the warrant valuation for fiscal 2013.

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

The $6.2 million decrease in commissions revenue from fiscal 2012 to fiscal 2013 was due to a $4.7 million decrease in the institutional segment and a $1.5 million decrease in commissions in the retail segment.  Both decreases were due in part to a decrease in the number of trading days from 256 days in fiscal year 2012 to 249 days in fiscal year 2013.  The decrease in commissions in the retail segment was also due to the loss of a team of high performing independent registered representatives.

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

Operating expenses decreased $21.0 million in fiscal year 2013 as compared to the same period of the prior fiscal year.  The largest components of this decrease were a $10.2 million decrease in our provision for loan loss, a $7.3 million decrease in expense related to the change in the value of the warrants, a $2.1 million decrease in other expenses and a $1.4 million decrease in commissions and other employee compensation expense.  We recognized a loan loss recapture of $7.7 million for fiscal year 2013 compared to a provision of $2.5 million for fiscal year 2012.  We recognized a $3.6 million gain on the warrant valuation in fiscal year 2013 and a $3.7 million loss on the warrant valuation in fiscal year 2012.  The $2.1 million decrease in other expenses in fiscal 2013 was primarily due to a $1.7 million decrease in legal fees from fiscal year 2012.   The $1.4 million decrease in commissions and other employee compensation was primarily due to overall segment revenue declines leading to a decrease in commission expense and incentive compensation of $8.9 million.  These decreases were partially offset by an increase in our liability to participants in the deferred compensation plan of $1.4 million and salary and benefit expenses of $6.1 million.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment.  Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the interest rates we earn on those assets compared to the cost of funds.  Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds.  The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB.  Net interest income from our brokerage, corporate and banking segments were as follows for the fiscal years 2014, 2013 and 2012 (in thousands):

	2014	2013	2012 (2)
Brokerage	$ 19,994	$ 21,773	$ 25,547
Bank	35,114	41,423	47,228
SWS Group(1)	(12,967)	(12,307)	(10,973)
Net interest	$ 42,141	$ 50,889	$ 61,802

__________

(1)	Consists primarily of interest expense under the Credit Agreement with Hilltop and Oak Hill.
(2)	The net interest reported for the Bank is for the period ended June 30, 2012.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 (in thousands):

	2014	2013	2012
Average interest-earning assets:
Customer margin balances	$ 241,000	$ 235,497	$ 231,269
Assets segregated for regulatory purposes	186,000	187,221	218,193
Stock borrowed	1,972,000	1,540,000	1,636,000

Average interest-bearing liabilities:
Customer funds on deposit, including short credits	$ 341,000	$ 328,738	$ 344,828
Stock loaned	1,892,000	1,481,000	1,611,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense (Benefit)

For fiscal 2014, income tax expense (effective rate of -15.8%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to loss before income tax expense due to the value of COLI, tax exempt interest and an increase in the value of our deferred tax valuation allowance.  See further discussion regarding reconciliation of the effective income tax rate and the federal corporate income tax rate in Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

For fiscal 2013, income tax expense (effective rate of -400.0%) differed from the amount that would have otherwise been calculated by applying the federal corporate income tax rate (35%) to loss before income tax expense due to non-deductible compensation and a $30.0 million increase in our valuation allowance offset by tax exempt interest, state income taxes and decreases in the value of COLI.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In fiscal 2013, management considered all available evidence, both positive and negative from the following expected sources of income, while assessing the realization of its deferred tax assets:  expected future reversals of deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. In making such judgments, significant weight was given to evidence that can be objectively verified.  Accounting Standards Codification (“ASC") 740, “Income Taxes” provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the reliance on projections of future taxable income to support the recovery of deferred tax assets.  The company previously had an allowance for deferred tax assets associated with its capital losses from investments.  Based on an evaluation of the positive and negative evidence, management determined that it was appropriate to increase the valuation allowance for its remaining deferred tax assets, except for the Bank’s available for sale securities.  See also Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

For fiscal 2012, income tax benefit (effective rate of 20.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate income tax rate (35%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest and compensation.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for fiscal 2014, 2013 and 2012 (dollars in thousands):

	June 30,		June 30,		June 29,
	2014	% Change	2013	% Change	2012(1)
Net revenues:
Clearing	$ 20,244	7%	$ 18,938	2%	$ 18,614
Retail	112,457	2	110,440	3	106,882
Institutional	108,211	-	107,947	(17)	130,077
Banking	37,051	(16)	44,101	(12)	49,942
Other	(11,601)	(19)	(9,773)	19	(12,092)
Total	$ 266,362	(2)%	$ 271,653	(7)%	$ 293,423

Pre-tax income (loss):
Clearing	$ 3,286	>100%	$ (481)	73%	$ (1,754)
Retail	9,593	>100	2,498	>100	(1,906)
Institutional	23,515	13	20,866	(47)	39,654
Banking	10,754	(16)	12,742	74	7,316
Other	(53,258)	(25)	(42,315)	14	(49,250)
Total	$ (6,110)	9%	$ (6,690)	(13)%	$ (5,940)

__________

(1)  The net revenues and pre-tax income reported for the banking segment is for the period ended June 30, 2012.

Clearing.  The following is a summary of the results for the clearing segment for fiscal 2014, 2013 and 2012 (dollars in thousands):

	June 30,		June 30,		June 29,
	2014	% Change	2013	% Change	2012
Net revenue from clearing	$ 8,838	1%	$ 8,718	(7)%	$ 9,383
Net interest	6,099	1	6,063	-	6,056
Other	5,307	28	4,157	31	3,175
Net revenues	20,244	7	18,938	2	18,614

Operating expenses	16,958	(13)	19,419	(5)	20,368
Pre-tax income (loss)	$ 3,286	>100%	$ (481)	73%	$ (1,754)

Daily average customer margin
balance	$ 110,000	12%	$ 98,000	(13)%	$ 112,000
Daily average customer funds	.
on deposit	$ 162,000	(6)%	$ 173,000	(8)%	$ 188,000

Total correspondent clearing customer assets under custody were $16.9 billion, $15.1 billion and $14.7 billion at June 30, 2014, June 30, 2013 and June 29, 2012, respectively.

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Tickets for high-volume trading firms	42,398	324,151	959,646
Tickets for general securities broker/dealers	666,281	645,446	714,460
Total tickets	708,679	969,597	1,674,106
Correspondents	141	151	153

Fiscal 2014 versus 2013

For the fiscal year ended June 30, 2014, net revenues in the clearing segment increased 7% while clearing fee revenues increased 1%. Other revenues increased 28% compared to fiscal year 2013.

The 1% increase in clearing fee revenue for the fiscal year ended June 30, 2014 when compared to the fiscal year ended June 30, 2013 was primarily due to a 3% increase in the number of general securities tickets processed and an increase in the revenue per ticket.  Revenue per ticket increased approximately 39% from $8.99 for the fiscal year ended June 30, 2013 to $12.47 for the fiscal year ended June 30, 2014.  The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.  Management believes that the increase in clearing volume for general security broker/dealers corresponds with improved conditions in the equity markets.  For the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013, tickets processed for high-volume trading firms decreased 87%.  Approximately one-half of this decline was due to the loss of one correspondent through a broker/dealer withdrawal.

The increase in other revenue was primarily driven by a $1.2 million increase in third party servicing fee income.

Operating expenses decreased 13% for the year ended June 30, 2014 as compared to the prior fiscal year primarily due to a 44% decrease in compensation expense and a 9% decrease in operations and information technology expenses due primarily to headcount reductions.

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

Retail.  The following is a summary of the results for the retail segment for fiscal 2014, 2013 and 2012 (dollars in thousands):

	June 30,		June 30,		June 29,
	2014	% Change	2013	% Change	2012
Net revenues:
Private Client Group (PCG)
Commissions	$ 51,007	-%	$ 50,774	6%	$ 47,885
Advisory fees	11,694	27	9,207	33	6,904
Insurance products	4,019	(2)	4,096	(8)	4,434
Other	831	>100	354	>100	(18)
Net interest revenue	2,483	11	2,232	(21)	2,813
	70,034	5	66,663	7	62,018
Independent registered
representatives (SWS Financial)
Commissions	22,573	(8)	24,537	(15)	28,937
Advisory fees	4,356	19	3,673	24	2,972
Insurance products	8,746	(9)	9,613	23	7,828
Other	1,417	26	1,129	20	940
Net interest revenue	1,082	(2)	1,099	20	919
	38,174	(5)	40,051	(4)	41,596
Other
Commissions	453	6	427	(1)	432
Advisory fees	2,066	25	1,656	20	1,380
Insurance products	1,385	(8)	1,511	16	1,299
Other	345	>100	132	(16)	157
	4,249	14	3,726	14	3,268
Total	112,457	2	110,440	3	106,882

Operating expenses	102,864	(5)	107,942	(1)	108,788
Pre-tax income	$ 9,593	>100%	$ 2,498	>100%	$ (1,906)

Daily average customer margin balances	$ 127,000	(6)%	$ 135,000	18%	$ 114,000
Daily average customer funds on deposit	$ 118,000	7%	$ 110,000	16%	$ 95,000

PCG representatives	153	(8)%	167	1%	166
SWS Financial representatives	278	(6)	297	(4)	310

Fiscal 2014 versus 2013

Net revenues in the retail segment increased 2% for the fiscal year ended June 30, 2014 as compared to the prior fiscal year.  Improvement in PCG accounted for most of the additional revenues reflecting underlying improvement in retail client activity and success in retaining key producers.  Advisory fees increased $3.6 million with improvements in all areas due to a 14% increase in assets under management.  Commissions revenue was down $1.7 million primarily due to a 6% decrease in the number of independent representatives and a decrease in customer activity at SWS Financial.  Other revenues remained relatively flat for fiscal year 2014 as compared to the prior fiscal year as a $1.1 million decrease in insurance related income was offset by a $0.9 million increase in third party servicing fee income.

Total customer assets were $15.4 billion at June 30, 2014 and $14.3 billion at June 30, 2013.  Assets under management were $1.2 billion at June 30, 2014 versus $1.1 billion at June 30, 2013.

Operating expenses decreased 5% for the fiscal year ended June 30, 2014 as compared to the prior fiscal year.  This decrease was primarily due to a $2.3 million decrease in commissions and other employee compensation expense, $0.8 million decrease in legal expenses, a $0.7 million reduction in operations and information technology expense and a $0.5 million decrease in travel and entertainment expenses.

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

Institutional.  The following is a summary of the results for the institutional segment for fiscal 2014, 2013 and 2012 (dollars in thousands):

	June 30,		June 30,		June 29,
	2014	% Change	2013	% Change	2012
Net revenues:
Commissions
Taxable fixed income	$ 26,988	14%	$ 23,747	(12)%	$ 27,097
Municipal finance	8,933	(19)	11,037	(13)	12,624
Portfolio trading	9,426	(37)	14,937	2	14,684
	45,347	(9)	49,721	(9)	54,405
Investment banking fees
Taxable fixed income	3,734	(58)	8,995	6	8,489
Municipal finance	18,263	1	18,149	6	17,076
Corporate finance	-	(100)	3,613	(22)	4,606
Other	-	-	(2)	-	-
	21,997	(28)	30,755	2	30,171
Net gains on principal
transactions
Taxable fixed income	12,265	34	9,182	(20)	11,479
Municipal finance	17,297	>100	5,223	(71)	17,725
Other	(16)	38	(26)	73	(98)
	29,546	105	14,379	(51)	29,106
Other	944	32	714	(13)	816
Net interest revenue
Stock loan	8,711	(3)	8,990	(22)	11,572
Other	1,666	(51)	3,388	(15)	4,007
Total	108,211	-	107,947	(17)	130,077
Operating expenses	84,696	(3)	87,081	(4)	90,423
Pre-tax income	$ 23,515	13%	$ 20,866	(47)%	$ 39,654

Taxable fixed income
representatives	27	(29)%	38	15%	33
Municipal distribution
representatives	19	(27)%	26	8%	24

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment as of June 30, 2014, June 30, 2013 and June 29, 2012 were as follows (in thousands):

	2014	2013	2012
Daily average interest-earning assets:
Stock borrowed	$ 1,972,000	$ 1,540,000	$ 1,636,000
Daily average interest-bearing liabilities:
Stock loaned	$ 1,892,000	$ 1,481,000	$ 1,611,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the last three fiscal years:

		Aggregate
Fiscal	Number of	Amount of
Year	Issues	Offerings
2014	564	$ 42,014,166,000
2013	682	$ 48,311,688,000
2012	570	$ 37,273,632,000

Fiscal 2014 versus 2013

Net revenues in the institutional segment were flat while pre-tax income was up 13% for the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013.  Commissions revenue decreased $4.4 million primarily driven by a $5.5 million decrease in the portfolio trading business on lower trading volumes and a $2.1 million decrease in the municipal finance business when compared to the same period in the prior fiscal year.  The decrease was offset by a $3.2 million increase in taxable fixed income commissions.  Investment banking, advisory and administrative fees decreased $8.8 million primarily due to a $5.2 million reduction in underwriting fees earned by our taxable fixed income group.  In addition, corporate finance fees were down $3.6 million as we exited the business in the fourth quarter of fiscal 2013.  Net interest revenue decreased $2.0 million primarily due to a $1.7 million decline in net interest earned in our fixed income businesses.  In addition, our stock lending business was down $0.3 million due to an 11 basis point decrease in the average net interest spread, which was partially offset by a 28% increase in our average stock lending balances.  Net gains on principal transactions increased $15.2 million primarily due to a $12.1 million increase in municipal finance trading gains and a $3.1 million increase in our taxable fixed income gains.  The increase in trading gains was primarily the result of market turbulence in the later half of the prior fiscal year, particularly in the fourth quarter in which municipal and taxable yields increased significantly and the yield on the 10-year treasury note increased by approximately 65 basis points from April 2013 to June 2013.  This dramatic rise in rates resulted in corresponding trading losses in our fourth fiscal quarter of 2013.

Operating expenses decreased 3% during the fiscal year ended June 30, 2014, primarily due to a $3.3 million decrease in compensation expense due to our exit from the corporate finance line of business in the fourth quarter of fiscal 2013.  These savings were partially offset by a $0.6 million increase in quotation costs and a $0.4 million increase in floor brokerage and clearing organization costs.

Fiscal 2013 versus 2012

Net revenues from the institutional segment decreased 17% while pre-tax income was down 47% from fiscal 2012 to fiscal 2013.  This decrease was due primarily to a $14.7 million decrease in net gains on principal transactions, a $4.7 million decrease in commission revenues and a $3.2 million decrease in net interest revenue.  The decrease in net gains on principal transactions was primarily due to a $12.5 million decrease in municipal finance trading gains and a $2.3 million decrease in taxable fixed income gains.  The decrease in both the taxable fixed income and municipal finance trading gains was primarily the result of the challenging market environment in the latter half of fiscal 2013, particularly in the fourth quarter in which municipal and taxable yields increased significantly and the yield on the 10-year treasury note increased by approximately 65 basis points from April 2013 to June 2013.  This dramatic rise in rates resulted in corresponding trading losses in our fourth fiscal quarter of 2013.

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

Banking.  The following is a summary of the results for the banking segment for fiscal 2014, 2013 and 2012 (dollars in thousands):

	June 30,		June 30,		June 30,
	2014	% Change	2013	% Change	2012
Net revenues:
Net interest revenue	$ 35,114	(15)%	$ 41,423	(12)%	$ 47,228
Other	1,937	(28)	2,678	(1)	2,714
Total net revenues	37,051	(16)	44,101	(12)	49,942

Operating expenses	26,297	(16)	31,359	(26)	42,626
Pre-tax income	$ 10,754	(16)%	$ 12,742	74%	$ 7,316

Fiscal 2014 versus 2013

The Bank’s net revenues decreased $7.1 million due primarily to a $6.3 million reduction in net interest revenues and a $0.7 million decrease in other revenues for the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013.  The decrease in net interest revenue is primarily due to the 24% decrease in average loan balances, as well as a 50 basis point decrease in the net yield on interest earning assets as excess cash generated from loan repayments was reinvested in an investment portfolio with lower comparable yields.  The decrease in other revenue was due to a $1.6 million decline in the valuation of the Bank’s equity method investments,  a $1.6 million decrease in gains on SBA loan sales, a $0.2 million increase in losses recognized in relation to the Bank’s investment in interest rate swaps and a $0.2 million increase in losses recognized on the sale of fixed assets, which was partially  offset by a $1.6 million decrease in net losses on the sale of REO, a $0.7 million increase in gains from the sale of available for sale securities, and a $0.6 million increase in the fair value of REO foreclosed property where appraised values were greater than the loan’s book value.

The Bank’s operating expenses decreased $5.1 million for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013.  The expense reduction was primarily attributable to a $2.8 million decrease in commissions and other employee compensation. Other operating expense savings included a $2.7 million decrease in REO related expenses, which included a $1.2 million decrease in the REO loss provision, a $0.8 million decrease in the Bank’s regulatory fees, a $0.6 million decrease in outside services and legal expenses.  Reductions in REO related expenses and regulatory fees were due to continued REO reduction and overall improvement at the Bank.

In addition, the decrease in operating expenses was partially offset by a $2.4 million decrease in the Bank’s loan loss recapture.

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

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2014, 2013 and 2012 (dollars in thousands):

	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 1,043	$ 18	1.7%	$ 2,664	$ 118	4.4%	$ 14,849	$ 726	4.9%
Lot and land development	6,754	683	10.1	12,775	776	6.1	36,606	1,678	4.6
1-4 family	152,723	7,437	4.9	321,576	16,279	5.1	278,699	15,551	5.6
Commercial real estate and
multifamily	317,550	15,877	5.0	315,316	17,039	5.4	439,674	23,533	5.4
Commercial	67,027	2,638	3.9	67,702	3,322	4.9	141,352	7,166	5.1
Consumer	2,368	89	3.8	1,785	110	6.2	2,661	165	6.2
Total loans	547,465	26,742		721,818	37,644		913,841	48,819
Investments:
Money market	55,717	287	0.5	24,732	123	0.5	1,250	3	0.2
U.S. government and government
agency obligations – held to
maturity	14,720	353	2.4	21,718	516	2.4	30,419	736	2.4
U.S. government and government
agency obligations – available for
sale	527,396	9,746	1.9	358,466	5,833	1.6	104,184	1,745	1.7
Municipal obligations – available
for sale	39,888	612	1.5	14,060	189	1.4	32	1	1.7
Interest bearing deposits in banks	1,333	-	-	3,219	1	-	1,949	-	-
Federal reserve funds	49,679	138	0.3	116,706	293	0.3	246,639	634	0.3
Investments – other	4,537	17	0.4	3,627	13	0.4	4,668	18	0.4
Total interest-earning assets	$ 1,240,735	$ 37,895	3.1%	$ 1,264,346	$ 44,612	3.5%	$ 1,302,982	$ 51,956	4.0%

Non interest-earning assets:
Cash and due from banks	3,227			3,544			4,676
Other assets	23,193			37,981			20,379
	$ 1,267,155			$ 1,305,871			$ 1,328,037

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 28,267	$ 250	0.9%	$ 33,294	$ 324	1.0%	$ 41,774	$ 460	1.1%
Money market accounts	18,129	9	0.1	19,884	10	0.1	23,970	12	0.1
Interest-bearing demand accounts	8,470	6	0.1	8,844	5	0.1	9,739	6	0.1
Savings accounts	883,373	90	-	939,950	129	-	943,267	330	-
Federal Home Loan Bank advances	93,152	2,426	2.6	70,402	2,721	3.9	86,184	3,920	4.6
Other financed borrowings	3	-	-	-	-	-	8	-	-
	$ 1,031,394	$ 2,781	0.3%	$ 1,072,374	$ 3,189	0.3%	$ 1,104,942	$ 4,728	0.4%

	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 59,079			$ 56,340			$ 59,364
Other liabilities	6,613			6,489			4,370
	1,097,086			1,135,203			1,168,676
Stockholder’s equity	170,069			170,668			159,361
	$ 1,267,155			$ 1,305,871			$ 1,328,037

Net interest income		$ 35,114			$ 41,423			$ 47,228

Net yield on interest-earning assets			2.8%			3.3%			3.6%

__________

(*)  Loan fees included in interest income for fiscal 2014, 2013 and 2012 were $1,496, $2,221 and $2,083, respectively.

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

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	2013 to 2014				2012 to 2013

	Total	Attributed to			Total	Attributed to
	Change	Volume	Rate	Mix	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (100)	$ (71)	$ (72)	$ 43	$ (608)	$ (596)	$ (69)	$ 57
Lot and land development	(93)	(366)	515	(242)	(902)	(1,092)	546	(356)
1-4 family	(8,842)	(8,548)	(619)	325	728	2,392	(1,442)	(222)
Commercial real estate and
multifamily	(1,162)	120	(1,273)	(9)	(6,494)	(6,656)	226	(64)
Commercial	(684)	(33)	(658)	7	(3,844)	(3,734)	(230)	120
Consumer	(21)	36	(43)	(14)	(55)	(55)	-	-
Investments:
Money market	164	155	4	5	120	45	4	71
U.S. government and
government agency obligations –
held to maturity	(163)	(166)	5	(2)	(220)	(210)	(13)	3
U.S. government and government
agency obligations – available
for sale	3,913	2,749	791	373	4,088	4,258	(49)	(121)
Municipal obligation – available
for sale	423	347	27	49	188	233	-	(45)
Interest bearing deposits in banks	(1)	(1)	(1)	1	1	-	-	1
Federal reserve funds	(155)	(168)	30	(17)	(341)	(334)	(15)	8
Investments – other	4	3	1	-	(5)	(4)	(1)	-
	$ (6,717)	$ (5,943)	$ (1,293)	$ 519	$ (7,344)	$ (5,753)	$ (1,043)	$ (548)

	2013 to 2014				2012 to 2013

	Total	Attributed to			Total	Attributed to
	Change	Volume	Rate	Mix	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (74)	$ (49)	$ (29)	$ 4	$ (136)	$ (93)	$ (54)	$ 11
Money market accounts	(1)	(1)	-	-	(2)	(2)	-	-
Interest bearing deposits in banks	1	-	1	-	(1)	(1)	-	-
Savings accounts	(39)	(8)	(33)	2	(201)	(1)	(200)	-
Federal Home Loan Bank
advances	(295)	879	(888)	(286)	(1,199)	(718)	(589)	108
	(408)	821	(949)	(280)	(1,539)	(815)	(843)	119
Net interest income	$ (6,309)	$ (6,764)	$ (344)	$ 799	$ (5,805)	$ (4,938)	$ (200)	$ (667)

Other.    The following discusses the financial results for the other segment comprised of SWS Group, corporate administration and SWS Capital Corporation.

Fiscal 2014 versus 2013

Pre-tax loss from the other segment was $52.3 million for the fiscal year ended June 30, 2014 compared to a pre-tax loss of $42.3 million for the fiscal year ended June 30, 2013.  The primary driver of the $10.9 million increase in the pre-tax loss was related to the change in warrant valuation resulting in a $7.2 million increase in expense in the fiscal year ended June 30, 2014 compared to fiscal year ended June 30, 2013.  We recorded a $3.6 million unrealized loss on the valuation of the warrants held by Hilltop and Oak Hill for the fiscal year ended June 30, 2014 compared to a $3.6 million unrealized gain on the valuation for the warrants held by Hilltop and Oak Hill for the fiscal year ended June 30, 2013.

Net revenues decreased $1.8 million for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013.    The decrease was primarily due to a $3.6 million realized gain recognized from the sale of our shares of USHS common stock in fiscal 2013 and a $0.6 million increase in interest expense caused by an increase in the accretion expense on the discount of the $100.0 million of indebtedness under the Credit Agreement, offset by a $1.0 million increase in the valuation adjustment for our deferred compensation plan investments, a $0.7 million loss incurred in fiscal 2013 related to our municipal auction rate bond and a $0.7 million improvement in earnings on SWS Group’s equity method investments.

Overall operating expenses increased $1.9 million for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 primarily due to $3.8 million in merger related fees and higher deferred compensation expense which increased $0.9 million, offset by a $2.5 million decrease in administrative incentive compensation, salary expense and benefits and a $0.4 million decrease in other legal fees.

Fiscal 2013 versus 2012

Pre-tax loss from the other segment was $42.3 million for fiscal year 2013 compared to a pre-tax loss of $49.3 million for fiscal year 2012.  The primary driver of the $7.0 million decrease in the pre-tax loss was related to the recognition of a $3.6 million unrealized gain on the valuation of the warrants held by Hilltop and Oak Hill for the fiscal year 2013 compared to a $3.7 million unrealized loss on the valuation for the warrants held by Hilltop and Oak Hill for the fiscal year 2012.

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

FINANCIAL CONDITION

Investments

In fiscal 2014, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio.  The securities portfolio is structured to provide cash flows to ensure that adequate funds are available for new loan originations.

The book value of the Bank’s investment portfolio at June 30, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Government-sponsored enterprises—
held to maturity securities	$ 12,549	$ 17,423	$ 25,904
Government-sponsored enterprises—
FHLB stock	4,080	4,657	3,830
Government-sponsored enterprises—
available for sale securities	452,513	474,906	301,071
Municipal obligations—
available for sale securities	42,202	28,224	2,936
Equity method investments	3,278	3,844	5,300
	$ 514,622	$ 529,054	$ 339,041

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous seven quarters.  See Note 5 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning the historical loss element of the general component of the allowance for loan losses.  Management adjusts the historical loss rates to reflect deterioration in the real estate market, current market environment for commercial loans, credit quality to reflect increased credit risk not captured in the historical loss, significant concentrations of product types and trends in portfolio volume to capture additional risk of loss associated with the total loan portfolio.   Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as option adjustable rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial "teaser" rates, can have a greater risk of non-collection than other loans.  At June 30, 2014, the Bank had $7.1 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at June 30, 2014.  At June 30, 2014, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates and had no single family interest only loans.

At June 30, 2014, the Bank’s loan portfolio included a total of $1.0 million in loans with high loan-to-value ratios.  High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan.  At June 30, 2014, all of these loans were 1-4 single family or lot loans to home builders in North Texas.  We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at June 30, 2014, the Bank had no loans with a high loan-to-value ratio that were deemed impaired.  Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital.  At June 30, 2014, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

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

Loans receivable, including loans measured at fair value, at June 30, 2014, 2013, 2012, 2011 and 2010 are summarized as follows (in thousands):

	2014	2013	2012	2011	2010
Residential
Purchased mortgage loans held
for sale	$ -	$ -	$ -	$ -	$ 424,055
Purchased mortgage loans
held for investment	133,854	174,037	294,341	100,239	-
1-4 family	83,290	59,910	88,826	116,799	152,795
	217,144	233,947	383,167	217,038	576,850
Lot and land development
Residential land	1,585	3,102	10,459	40,247	84,669
Commercial land	3,567	5,886	7,972	19,743	36,414
	$ 5,152	$ 8,988	$ 18,431	$ 59,990	$ 121,083

Residential construction	$ 650	$ 1,367	$ 3,954	$ 33,296	$ 80,463
Commercial construction	9,722	1,668	10,605	36,117	40,495
Commercial real estate	183,568	214,446	316,392	407,697	514,930
Multifamily	141,131	99,833	20,110	60,813	83,003
Commercial loans	61,420	58,718	101,440	173,195	191,745
Consumer loans	3,511	1,959	1,943	3,055	4,692

Loans held for immediate sale:
Commercial real estate	-	-	-	4,810	-
Commercial loans	-	-	-	326	-
1-4 family	-	-	-	105	-
	-	-	-	5,241	-
	622,298	620,926	856,042	996,442	1,613,261
Allowance for probable loan loss (*)	(7,942)	(12,343)	(22,402)	(44,433)	(35,141)
	$ 614,356	$ 608,583	$ 833,640	$ 952,009	$ 1,578,120

__________

 (*)  There is no allowance for probable loan loss for loans measured at fair value. There is a $136 allowance for loan loss for the fiscal year ended June 30, 2014 and no allowance for probable loan loss for fiscal years ended June 30, 2013, 2012, 2011 and 2010 for purchased mortgage loans held for investment.  Purchase mortgage loans held for investment are held on average for 25 days or less, substantially reducing credit risk.

The decrease in purchased mortgage loans held for investment from June 30, 2013 to June 30, 2014 was representative of an overall decline in the mortgage industry’s production levels.  The nature of purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at June 30, 2014, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial
real estate and multifamily loans	$ 44,729	$ 118,616	$ 171,076	$ 334,421
Commercial loans	27,351	23,240	10,829	61,420
Residential construction loans	-	650	-	650
Total	$ 72,080	$ 142,506	$ 181,905	$ 396,491

Amount of loans based upon:
Floating or adjustable interest rates	$ 58,574	$ 73,867	$ 147,067	$ 279,508
Fixed interest rates	13,506	68,639	34,838	116,983
Total	$ 72,080	$ 142,506	$ 181,905	$ 396,491

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

Non-performing assets and classified loans as of June 30, 2014, 2013, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2014	2013	2012	2011	2010
Loans accounted for on a non-
accrual basis
1-4 family	$ 5,686	$ 7,792	$ 18,443	$ 3,377	$ 6,065
Lot and land development	291	2,418	2,965	17,888	8,776
Multifamily	-	-	-	14,493	2,394
Residential construction	546	601	648	4,799	3,809
Commercial real estate	3,946	7,611	12,175	20,626	16,911
Commercial loans	3,852	4,024	3,120	3,166	462
Consumer loans	-	-	3	21	11
	14,321	22,446	37,354	64,370	38,428
Non-performing loans as a
percentage of total loans	2.3%	3.6%	4.4%	6.5%	2.4%

Loans past due 90 days or more,
not included above
1-4 family	-	-	-	-	29
Residential construction	-	-	-	-	-
	-	-	-	-	29
REO
1-4 family	1,587	1,801	495	686	5,862
Lot and land development	775	4,008	10,513	17,957	19,565
Multifamily	-	-	8,367	-	-
Residential construction	-	-	1,607	1,021	7,673
Commercial real estate	2,103	4,065	11,005	3,658	11,150
Commercial loans	410	291	270	135	612
Consumer loans	-	-	-	73	-
	4,875	10,165	32,257	23,530	44,862

Other repossessed assets (“ORA”)	-	-	-	1,032	1,332
Performing troubled debt
restructuring (*)	3,673	5,349	3,102	540	9,009
Non-performing assets	$ 22,869	$ 37,960	$ 72,713	$ 89,472	$ 93,660

Non-performing assets as a
percentage of total assets	1.8%	3.0%	5.6%	6.6%	5.3%

Current classified assets
1-4 family	$ 74	$ 223	$ 2,912	$ 14,963	$ 7,355
Lot and land development	303	965	2,401	13,533	22,802
Multifamily	-	692	714	5,751	-
Residential construction	-	-	-	7,174	6,886
Commercial real estate	16,288	22,616	29,126	86,017	57,127
Commercial loans	1,801	5,114	2,816	11,570	3,926
Consumer loans	-	-	-	-	-
	18,466	29,610	37,969	139,008	98,096
Total classified assets
1-4 family	7,346	10,080	22,987	19,076	19,311
Lot and land development	1,755	7,391	16,301	49,868	51,143
Multifamily	-	692	9,081	20,244	2,394
Residential construction	546	601	2,255	12,994	18,368
Commercial real estate	25,352	38,801	53,700	110,301	93,724
Commercial loans	6,336	10,005	6,355	15,903	6,805
Consumer loans	-	-	3	94	11
	$ 41,335	$ 67,570	$ 110,682	$ 228,480	$ 191,756

_________

 (*)  The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans.  See discussion of the Bank’s troubled debt restructuring loans in Note 5  in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

Approximately $0.7 million, $1.0 million and $1.1 million of gross interest income would have been recorded in fiscal 2014, 2013 and 2012, respectively, had the non-accrual loans been recorded in accordance with their original terms.  Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in fiscal 2014, 2013 and 2012 totaled approximately $0.1 million, $0.3 million and $1.2 million, respectively.

Total classified assets to Bank capital plus allowance for loan loss was 22.7% at June 30, 2014.  Classified assets decreased $26.2 million from June 30, 2013 to June 30, 2014 and substantially all classified loans by collateral location are in Texas.  Bank management continues to reduce the classified asset ratio through the disposal of these assets.  Depending on the method used, the Bank may be required to record additional write-downs of these assets.  While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 (in thousands):

	2014	2013	2012	2011	2010
Balance at beginning of period	$ 10,165	$ 32,257	$ 23,530	$ 44,862	$ 25,301
Foreclosures	5,192	11,688	28,313	44,251	55,649
Sales	(10,014)	(32,328)	(18,547)	(51,578)	(30,757)
Write-downs	(468)	(1,657)	(1,175)	(14,221)	(5,522)
Other	-	205	136	216	191
Balance at end of period	$ 4,875	$ 10,165	$ 32,257	$ 23,530	$ 44,862

The following table presents the Bank’s classified assets as of June 30, 2014 by year of origination of the loan (in thousands):

			Performing
	Non-		Troubled	Current
Year	Performing		Debt	Classified
Originated	Loans	REO	Restructuring	Assets	Total
Fiscal 2008 or prior	$ 2,566	$ 3,649	$ 564	$ 8,389	$ 15,168
Fiscal 2009	3,066	927	-	5,050	9,043
Fiscal 2010	8,417	299	1,318	2,186	12,220
Fiscal 2011	272	-	34	813	1,119
Fiscal 2012	-	-	95	21	116
Fiscal 2013	-	-	1,662	1,959	3,621
Fiscal 2014	-	-	-	48	48
	$ 14,321	$ 4,875	$ 3,673	$ 18,466	$ 41,335

The following table presents an analysis of the allowance for probable loan losses for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 (dollars in thousands):

	2014	2013	2012	2011	2010
Balance at beginning of period	$ 12,343	$ 22,402	$ 44,433	$ 35,141	$ 14,731
Continuing operations:
Charge-offs:
Residential construction	-	-	1,513	2,000	3,788
Lot and land development	4	182	2,588	5,510	5,841
1-4 family	315	524	2,804	4,956	2,617
Commercial real estate	51	2,131	7,505	26,505	9,823
Multifamily	-	-	6,954	812	2,391
Commercial loans	67	1,659	4,260	2,562	1,796
Consumer loans	-	-	11	1	28
Total charge-offs	437	4,496	25,635	42,346	26,284
Recoveries:
Residential construction	129	194	158	238	15
Lot and land development	211	215	209	194	1,398
1-4 family	265	97	179	133	122
Commercial real estate	713	230	383	35	8
Multifamily	-	1,000	-	-	-
Commercial loans	79	409	199	70	30
Consumer loans	-	10	1	1	3
Total recoveries	1,397	2,155	1,129	671	1,576
Net recoveries (charge-offs)	960	(2,341)	(24,506)	(41,675)	(24,708)
(Recapture)/ provision of loan loss charged
to operations	(5,361)	(7,718)	2,475	50,967	45,118
	(4,401)	(10,059)	(22,031)	9,292	20,410
Balance at end of period	$ 7,942	$ 12,343	$ 22,402	$ 44,433	$ 35,141

Ratio of net (recoveries) charge-offs
during the period to average loans
outstanding during the period	0.18%	-0.32%	-2.68%	-3.36%	-1.72%

The Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification.  Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction.  The Bank currently requires more extensive documentation and data than it did in prior years in order to reclassify existing non-performing loans as performing loans.  The Bank is also updating appraisals more frequently, including for performing loans, which serve as an early indicator of loan deterioration.

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.  During fiscal 2013, the Bank reestablished marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.  Throughout fiscal 2014, the Bank has continued these marketing efforts in order to grow the Bank’s loan portfolio.

The allowance for probable loan losses by type of loans as of June 30, 2014, 2013, 2012, 2011 and 2010 was as follows (dollars in thousands):

	2014			2013			2012
			Percent			Percent			Percent
		Percent	of the		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 1	0.1%	-%	$ 49	0.2%	0.4%	$ 350	0.5%	1.6%
Lot and land development	27	0.8	0.3	374	1.4	3.0	1,310	2.1	5.9
1-4 family	1,449	34.9	18.2	1,528	37.7	12.4	3,235	44.8	14.4
Commercial real estate	2,603	31.1	32.8	3,290	34.8	26.7	10,628	38.2	47.4
Multifamily	2,630	22.7	33.1	3,567	16.1	28.9	2,866	2.3	12.8
Commercial loans	1,219	9.9	15.4	3,530	9.5	28.6	4,004	11.9	17.9
Consumer loans	13	0.5	0.2	5	0.3	-	9	0.2	-
	$ 7,942	100.0%	100.0%	$ 12,343	100.0%	100.0%	$ 22,402	100.0%	100.0%

	2011			2010
			Percent			Percent
		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 531	7.0%	1.2%	$ 3,362	8.0%	9.6%
Lot and land development	3,168	6.0	7.1	4,808	7.5	13.7
1-4 family	6,107	21.8	13.7	3,542	35.8	10.1
Commercial real estate	28,306	41.4	63.7	19,733	31.9	56.1
Multifamily	871	6.1	2.0	812	4.6	2.3
Commercial loans	5,417	17.4	12.2	2,853	11.9	8.1
Consumer loans	33	0.3	0.1	31	0.3	0.1
	$ 44,433	100.0%	100.0%	$ 35,141	100.0%	100.0%

At June 30, 2014, approximately 32.8% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 31.1% of its total loan portfolio.  This is up from June 30, 2013 when 26.7% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio.  Commercial real estate loans tend to be individually larger than residential loans and deterioration in this portfolio can lead to volatility in our earnings.  At June 30, 2014, the loan loss allowance related to multifamily loans was 33.1% as compared to multifamily loans constituting 22.7% of the Bank’s total loan portfolio.  The larger allocation of the allowance to multifamily loans reflects the recent growth in this portfolio.

Additionally, at June 30, 2014, 15.4% of the Bank’s loan loss allowance was allocated to its commercial loans portfolio, while the Bank’s commercial loan portfolio represented approximately 9.9% of its total loan portfolio.  This decrease in percentage of the allowance for loan loss from June 30, 2013 was due primarily to the $2.1 million payment received on an outstanding loan for which the Bank had a specific impairment reserve recorded.

The Bank’s written loan policies address specific underwriting standards for commercial real estate loans.  These policies include loan to value requirements, cash flow requirements, acceptable amortization periods and appraisal guidelines.  In addition, specific covenants, unique to each relationship, may be used where deemed appropriate to further protect the lending relationship.  Collateral in the commercial real estate portfolio varies from owner-occupied properties to investor properties.  We periodically review the portfolio for concentrations by industry as well as geography.  All commercial relationships are stress tested at the time of origination and major relationships are also stress tested on an annual basis.

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal 2014, 2013 and 2012 can be found in the discussion of the Bank’s net interest income under the caption "-Results of Operations-Segment Information-Banking."

The Bank had $11.5 million and $12.5 million in certificates of deposit of $100,000 or greater at June 30, 2014 and 2013, respectively.  The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits.  These core deposits provide the Bank with a stable and low cost funding source.  The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding.  At June 30, 2014, the Bank had $873.1 million in funds on deposit from customers of Southwest Securities, representing approximately 87% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The following table represents short term borrowings and advances from the FHLB that were due within one year during the fiscal years ended June 30, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$ 1,551	4.11%	$ 15,486	3.93%	$ 9,267	4.04%
Average balance during period	11,612	3.96%	14,133	4.04%	13,243	4.75%
Maximum month-end balance during year	15,307	-	17,009	-	15,046	-

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

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of our common stock per investor as of July 29, 2011 (assuming the warrants are excercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of June 30, 2014, SWS Group had utilized all of the $100.0 million under the unsecured loan by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million, (iii) contributing $30.0 million in capital to Southwest Securities and (iv) loaning $30.0 million to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.  See Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning this Credit Agreement.

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

Short-Term Borrowings. At June 30, 2014, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines.  At June 30, 2014, we had uncommitted broker loan lines of up to $400.0 million.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts.  These lines may also be used to release pledged collateral against day loans.  These credit arrangements are provided on an "as offered" basis, are not committed lines of credit and can be terminated at any time by the lender.  Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate.  At June 30, 2014, $59.0 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $99.2 million.  Our ability to borrow additional funds is limited by our eligible collateral.  See additional discussion under Item 1A. “Risk Factors."

Unsecured Line of Credit.  We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an "as offered" basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing.  At June 30, 2014, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Revolving Committed Credit Facility.    On January 28, 2011, Southwest Securities entered into a $45.0 million committed revolving credit facility with an unaffiliated bank.  The commitment fee for the credit facility is 0.375% per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The credit facility requires Southwest Securities to maintain tangible net worth of $150.0 million.  As of June 30, 2014, there was no outstanding balance under this credit facility.

Net Capital Requirements.    Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities.  The amount of the broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules.  Historically, we have operated in excess of the minimum net capital requirements.  See Note 18 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning these requirements.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations.  The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash.  At June 30, 2014, the Bank had net borrowing capacity from the FHLB of $142.8 million.  In addition, at June 30, 2014, the Bank had the ability to borrow up to $42.9 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate of 50 basis points over the federal funds target rate.  At June 30, 2014, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk.  The Bank manages the periodic repricing of its interest-earning assets and its interest-bearing liabilities.  Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "GAP" data.  (See the Bank’s GAP analysis in "-Risk Management-Market Risk-Interest Rate Risk-Banking.")  At June 30, 2014, $873.1 million of the Bank’s deposits were from the brokerage customers of Southwest Securities.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier 1 capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier 1 (core) capital (as defined) to adjusted assets (as defined) (without giving effect to the Basel III final rule).  At June 30, 2014, the Bank had a total risk-based capital ratio of 25.5% and the Bank had a Tier 1 (core) capital ratio of 14.1%.  At June 30, 2014, the Bank had a Tier 1 risk-based capital ratio of 24.4%.  Under federal law, the OCC may require the Bank to apply other measures of risk-weight or capital ratios that the OCC deems appropriate.  In connection with the termination of the Order to Cease and Desist, Order No. WN-11-0003, effective on February 4, 2011, on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier 1 capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all of its capital adequacy requirements.  As of June 30, 2014, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well-capitalized.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC.  However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk.  See Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years	Other (5)
Long-term debt (1)	$ 175,579	$ -	$ 105,112	$ 49,166	$ 21,301	$ -
Interest on long-
term debt (2)	41,211	15,656	19,180	2,067	4,308	-
Certificates of deposit	26,961	22,741	3,415	805	-	-
Uncertain tax positions	149	-	-	-	-	149
Other leases (3)	40,483	8,095	12,736	9,481	10,171	-
Investment commitments	7,520	7,520	-	-	-	-
Purchase obligations	16,841	11,082	5,071	688	-	-
Deferred compensation (4)	6,115	1,033	1,553	1,801	1,728	-
Scholarship endowment	300	-	-	-	-	300
Total	$ 315,159	$ 66,127	$ 147,067	$ 64,008	$ 37,508	$ 449

__________

 (1) Long-term debt is comprised of advances from the FHLB with maturities greater than one year and outstanding borrowings under the Credit Agreement with Hilltop and Oak Hill.

(2) Amount of interest payable includes the interest on advances from the FHLB based on rates ranging from less than 1% to 6% and outstanding borrowings under the Credit Agreement with Hilltop and Oak Hill based on an effective interest rate of 15%.

(3) Of the $40,483 in lease commitments, no amounts are reserved for impairment.

(4) We have commitments to our employees for deferred compensation in the amount of $6,115 that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances.  See Note 19 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

(5)Due date cannot be estimated.  See Note 1(s), Note 17 and Note 24 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

Cash Flow

Net cash provided by operating activities totaled $48.2 million in fiscal 2014 and net cash used in operating activities totaled $64.5 million and $1.5 million in fiscal 2013 and 2012, respectively.  The net cash provided by operating activities for the fiscal year ended June 30, 2014 was due to the $86.5 million decrease in net receivable from broker, dealer and clearing organizations and a $50.7 million decrease in client accounts offset by a $20.6 million increase in securities purchased under agreements to resell, a net $39.4 million increase in our securities inventory and a $25.5 million increase in our customer reserve requirement.  The net cash used in operating activities for fiscal 2013 was due to the $89.2 million increase in net receivable from broker, dealer and clearing organization accounts, a $42.5 million increase in net receivable from client accounts and a $26.8 million increase in securities purchased under agreements to resell.  These increases were offset by an $86.1 million decrease in our net trading inventory and an $11.6 million decrease in assets segregated for regulatory purposes.

Net cash used in investing activities was $5.4 million and $219.8 million in fiscal 2014 and 2012, respectively, and cash provided by investing activities was $59.6 million in fiscal 2013.  For fiscal 2014, cash used in investing activities was due to purchases of securities of $177.1 million and offset by cash used for loan originations net of proceeds from cash received at the Bank from loan pay-downs of $10.6 million and proceeds from the Bank’s investments and loans held for investment of $175.1 million. The primary reason for the increase in cash provided by investing activities in fiscal 2013 as compared to fiscal 2012 was proceeds from cash received at the Bank from loan pay-downs net of originations of $203.5 million, along with $51.1 million in proceeds from the sale of REO, loans, and other assets at the Bank, were used to increase the Bank’s net investment portfolio by $190.2 million.

Net cash used in financing activities totaled $54.2 million for fiscal 2014 and net cash provided by financing activities totaled $34.1 million and $4.3 million for fiscal 2013 and 2012, respectively.  For fiscal 2014, the primary driver of the cash used in financing activities was a decrease in net cash proceeds from short-term borrowings and advances form the FHLB offset by an increase in deposits at the Bank. The primary driver of the cash provided by financing activities in fiscal 2013 was an increase in cash proceeds from short term borrowings and the FHLB, offset by a decrease in deposits at the Bank.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

We periodically repurchase our shares of common stock.  We currently have no approved plan, and any such plan would require, in addition to BOD approval, the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us.  During fiscal year 2014, the plan purchased 50,000 shares of common stock at a cost of approximately $288,000, or $5.76 per share, and approximately 40,719 shares were sold or distributed to participants pursuant to the plan.  See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting.  As a result, in fiscal 2014, we repurchased approximately 1,100 shares of common stock with a market value of approximately $6,100, or an average of $5.55 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-24.32%
+200	-16.87%
+100	-8.57%
0	0.00%
-100	-13.01%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2014 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-net	$ 410,905	$ 35,875	$ 93,151	$ 74,425
Securities and FHLB stock	63,547	53,928	131,198	262,671
Interest-bearing deposits	77,634	-	-	-
Total earning assets	552,086	89,803	224,349	337,096

Interest-bearing liabilities:
Transaction accounts and savings	904,381	-	-	-
Certificates of deposit	12,206	10,534	3,415	806
Borrowings	1,551	-	11,979	63,600
Total interest-bearing liabilities	918,138	10,534	15,394	64,406

GAP	$ (366,052)	$ 79,269	$ 208,955	$ 272,690

Cumulative GAP	$ (366,052)	$ (286,783)	$ (77,828)	$ 194,862

Market Price Risk.  We are exposed to market price risk as a result of making markets and taking proprietary positions in securities.  Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio which are subject to interest rate and market price risk at June 30, 2014 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$ 110	$ 2,880	$ 14,621	$ 34,627	$ 52,238
U.S. government and government
agency obligations	7,399	(23,521)	(8,256)	546	(23,832)
Corporate obligations	(2,259)	11,820	6,415	32,922	48,898
Total debt securities	$ 5,250	$ (8,821)	$ 12,780	$ 68,095	$ 77,304
Corporate equity securities	-	-	-	1,155	1,155
Other	35,811	-	-	-	35,811
	$ 41,061	$ (8,821)	$ 12,780	$ 69,250	$ 114,270

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	0.16%	1.39%	2.23%	4.30%	3.55%
U.S. government and government
agency obligations	0.04	1.44	2.32	3.26	2.17
Corporate obligations	0.96	2.23	3.88	4.68	3.60

Available-for-sale securities, at fair
value
Securities available for sale	$ 109,366	$ 219,308	$ 130,139	$ 36,035	$ 494,848

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We review our estimates on an on-going basis.  We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

Fair Value

We adopted the fair value accounting standard of the FASB effective June 28, 2008.  Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under fair value accounting, fair value refers to the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market in which the reporting entity transacts.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  The standard describes three levels of inputs that may be used to measure fair value:

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

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  We value the following assets and liabilities utilizing Level 2 inputs: (i) certain inventories held in our securities owned and securities sold, not yet purchased portfolio; (ii) securities in our available for sale portfolio and (iii) the Bank’s investment in interest rate swaps.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable observable market underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  We value the following assets and liabilities utilizing Level 3 inputs: (i) the Bank’s loans measured at fair value; (ii) certain inventories held in our securities owned portfolio and (iii) the warrants issued to Hilltop and Oak Hill. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.  Our Level 3 assets represented 7% of our total assets measured at fair value at June 30, 2014.  Our Level 3 liabilities represented 18% of our total liabilities measured at fair value at June 30, 2014.  All of our Level 3 liabilities consist of the warrants issued to Hilltop and Oak Hill.

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

Certain financial instruments and other assets trade infrequently and therefore have outdated market prices.  As a result, we may use alternative valuation models as methods for determining fair value of these assets.  When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instrument classes:

●Non-agency mortgage-backed and other asset-backed securities are valued by benchmarking to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying statement of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loans measured at fair value.  The fair value of loans for which the fair value option has been elected is calculated based on the present value of expected future discounted cash flows using market interest rates currently being offered for loans with similar terms to borrowers with comparable credit risk.  Due to lack of observable market data, these loans are classified as Level 3.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio.  Securities classified as Level 1 securities primarily consist of financial instruments whose values are based on quoted market prices in active markets such as corporate equity securities and U.S. government and government agency obligations, primarily U.S. treasury securities.

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

Securities classified as Level 3 securities are securities whose fair values are estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable.  The models and methodologies considered the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements.  Included in this category are certain corporate equity securities, corporate and municipal obligations.

Securities Available for Sale.    Because quoted market prices are available in an active market, our deferred compensation plan’s investment in Westwood’s common stock is classified within Level 1 of the valuation hierarchy.  Our investments in U.S. government and government agency obligations and municipal obligations held by the Bank as available for sale are valued in a similar manner to our Level 2 securities owned and securities sold, not yet purchased portfolio, noted above.

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

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review.  We test goodwill for impairment at least annually.  The impairment test is based on determining the fair value of the specified reporting units.  Judgment is required in assessing the effects of external factors, including market conditions, and projecting future operating results.  These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements.  If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value.  See additional discussion in Note 1(k) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data”.

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

These factors include: concentrations of risk in the portfolio, estimated changes in the value of underlying collateral, and changes in the volume and growth in the portfolio.

Impaired loans are accounted for at the fair value of the collateral.  If the loan is collateral dependent, the net present value of expected future cash flows discounted at the loan’s effective interest rate or at the observable market price of the loan.

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

RECENT Accounting Pronouncements

See Note 1(y) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company’s consolidated financial statements and supplementary data are included in pages F-2 through F-59 of this Annual Report on Form 10-K. See accompanying Item 15. “Exhibits and Financial Statement Schedules" and “Index to the Financial Statements” on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$ 80,043	$ 79,935	$ 77,488	$ 73,822
Net income (loss)	323	1,660	(8,757)	(304)
Comprehensive (loss) income	(434)	(1,640)	(6,697)	2,508
Earnings (loss) per share – basic	$ 0.01	$ 0.05	$ (0.27)	$ (0.01)
Earnings (loss) per share – diluted	$ 0.01	$ 0.05	$ (0.27)	$ (0.01)
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.28	$ 6.59	$ 8.29	$ 8.06
Low	$ 5.19	$ 5.31	$ 6.01	$ 6.95

2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$ 86,424	$ 85,057	$ 78,055	$ 68,578
Net (loss) income	(5,644)	10,369	(5,718)	(32,452)
Comprehensive (loss) income	(3,346)	7,536	(6,443)	(39,271)
(Loss) earnings per share – basic	$ (0.17)	$ 0.32	$ (0.17)	$ (0.99)
(Loss) earnings per share – diluted	$ (0.17)	$ 0.09	$ (0.17)	$ (0.99)
Cash dividend declared per common share	$ -	$ -	$ -	$ -
Stock price range
High	$ 6.58	$ 6.33	$ 6.82	$ 6.29
Low	$ 5.23	$ 4.02	$ 5.32	$ 5.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that as of June 30, 2014, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

The Company completed a transition to the new 2013 Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework during the fourth quarter of 2014.  This was completed by performing an assessment of our internal control over financial reporting and reviewing compliance with the 17 principles outlined by the 2013 COSO framework.  Compliance with the 2013 COSO framework was obtained through enhancing our control documentation as all of the procedures that were added to our controls’ documentation were procedures already in place at the Company and have been and continue to be part of our day-to-day operations.

Other than the foregoing changes, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, we used the criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.  A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 30, 2014 as stated in their report, dated September 5, 2014, which appears herein.

ITEM 9B. OTHER INFORMATION

The table set forth below presents the amount awarded under our cash bonus plan for fiscal 2014 and the amount of common stock awarded under the 2012 Restricted Stock Plan to each of our named executive officers.  Our BOD approved the awards on August 20, 2014.

	Amount	Restricted Stock Plan
	paid under	Dollar	Number of
	the cash	Value	Shares to be
Name and Position	bonus plan	($)	Granted (1)
James H. Ross
President and Chief
Executive Officer	$ 225,000	$ 300,000	41,152
J. Michael Edge
Executive Vice President, Interim Chief
Financial Officer and Treasurer	$ 67,500	$ 75,000	10,288
Daniel R. Leland
Executive Vice President	$ 230,000	$ 120,000	16,461
Richard H. Litton
Executive Vice President	$ 407,322	$ 385,983	52,947
Robert A. Chereck
Executive Chairman and President
of Southwest Securities, FSB	$ 140,175	$ -	-

____________________

(1) These values are based on the last reported sales price of our common stock on the NYSE on August 20, 2014, which was $7.29 per share.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required to be disclosed in Item 10 of this report will be included in an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required to be disclosed in Item 11 of this report will be included in an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Certain information required to be disclosed in Item 12 of this report will be included in an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required to be disclosed in Item 13 of this report will be included in an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information required to be disclosed in Item 14 of this report will be included in an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as a part of this report:

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

3.The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

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
10.10

Funding Agreement dated as of March 20, 2011 among SWS Group, Inc. Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Regristrant's Current Report on Form 8-K filed March 21, 2011

10.11

Credit Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.12+

Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed February 8, 2012

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

10.16

Letter Agreement by and among SWS Group, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., dated as of March 31, 2014 incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed April 3, 2014

10.17+*	Form of Amended SWS Group, Inc. 2012 Restricted Stock Plan
10.18+*	Form of Amended SWS Group, Inc. Restricted Stock Agreement for Employees for the 2012 Restricted Stock Plan
21.1*	Subsidiaries
23.1*	Consent of Grant Thornton LLP
31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from SWS Group, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2014 and June 30, 2013; (ii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2014, June 30, 2013 and June 29, 2012; (iii) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2014, June 30, 2013 and June 29, 2012; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014,  June 30, 2013 and June 29, 2012; (v) Notes to Consolidated Financial Statements; and (vi) Schedule I - Condensed Financial Information of Registrant.

* Filed herewith

+ Management contract or compensatory plan or arrangement.

#   The certification attached as Exhibits 32.1 and 32.2 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 5, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 5, 2014	/S/ Joel T. Williams III
(Date)	(Signature)
Joel T. Williams III
Chairman of the Board

September 5, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 5, 2014	/S/ J. Michael Edge
(Date)	(Signature)
J. Michael Edge
Chief Financial Officer
(Principal Financial Officer)

September 5, 2014	/S/ Laura Leventhal
(Date)	(Signature)
Laura Leventhal
Chief Accounting Officer
(Principal Accounting Officer)

September 5, 2014	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

September 5, 2014	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 5, 2014	/S/ J. Taylor Crandall
(Date)	(Signature)
J. Taylor Crandall
Director

September 5, 2014	/S/ Christie S. Flanagan
(Date)	(Signature)
Christie S. Flanagan
Director

September 5, 2014	/S/ Gerald J. Ford
(Date)	(Signature)
Gerald J. Ford
Director

September 5, 2014	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 5, 2014	/S/ Tyree B. Miller
(Date)	(Signature)
Tyree B. Miller
Director

September 5, 2014	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2014 and June 30, 2013

(In thousands, except par values and share amounts)

	2014	2013
Assets
Cash and cash equivalents	$ 99,620	$ 111,046
Restricted cash and cash equivalents	-	30,047
Assets segregated for regulatory purposes	190,240	164,737
Receivable from brokers, dealers and clearing organizations	1,992,941	1,698,474
Receivable from clients, net of allowance	253,579	286,446
Loans, net (including $53,148 of loans measured at fair value at June
30, 2014 and $13,757 at June 30, 2013)	614,356	608,583
Securities owned, at fair value	235,625	209,633
Securities held to maturity	12,549	17,423
Securities purchased under agreements to resell	72,582	51,996
Goodwill	7,552	7,552
Securities available for sale	494,848	503,276
Other assets	102,014	91,160
	$ 4,075,906	$ 3,780,373

Liabilities and Stockholders’ Equity
Short-term borrowings	$ 59,000	$ 131,500
Payable to brokers, dealers and clearing organizations	1,913,976	1,532,971
Payable to clients	354,494	335,655
Deposits	1,000,139	993,719
Securities sold under agreements to repurchase	39,343	37,012
Securities sold, not yet purchased, at fair value	121,355	134,735
Drafts payable	27,641	28,889
Advances from Federal Home Loan Bank (“FHLB”)	77,130	97,565
Long-term debt, net	87,769	83,102
Stock purchase warrants (“warrants”)	27,796	24,197
Other liabilities	57,391	65,742
	$ 3,766,034	$ 3,465,087
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares;
none issued	-	-
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,757,177 shares at June 30,
2014; issued 33,312,140 and outstanding 32,629,213 shares at
June 30, 2013	3,331	3,331
Additional paid-in capital	324,480	325,030
Accumulated deficit	(10,439)	(3,361)
Accumulated other comprehensive loss – unrealized holding loss, net of
tax of $(2,550) at June 30, 2014 and $(2,963) at June 30, 2013	(4,519)	(5,334)
Deferred compensation, net	3,189	3,352
Treasury stock (554,963 shares at June 30, 2014 and 682,927
shares at June 30, 2013, at cost)	(6,170)	(7,732)
Total stockholders’ equity	309,872	315,286
Total liabilities and stockholders’ equity	$ 4,075,906	$ 3,780,373

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended June 30, 2014, June 30, 2013, and June 29, 2012

(In thousands, except share and per share amounts)

	2014	2013	2012
Revenues:
Net revenues from clearing operations	$ 8,839	$ 8,719	$ 9,385
Commissions	119,534	125,620	131,855
Interest	87,067	97,350	122,120
Investment banking, advisory and administrative fees	40,021	45,255	40,814
Net gains on principal transactions	29,655	17,395	28,049
Other	26,172	23,775	21,518
Total revenue	311,288	318,114	353,741

Interest expense	44,926	46,461	60,318
Net revenues	266,362	271,653	293,423

Non-interest expenses:
Commissions and other employee compensation	196,470	207,246	208,635
Occupancy, equipment and computer service costs	30,614	31,278	31,869
Communications	13,435	13,277	12,380
Floor brokerage and clearing organization charges	4,495	3,940	4,201
Advertising and promotional	2,251	3,041	3,093
(Recapture) provision for loan loss	(5,361)	(7,718)	2,475
Other	26,969	30,892	33,036
Total non-interest expenses	268,873	281,956	295,689

Other (losses) gains:
Unrealized (loss) gain on warrants valuation	(3,599)	3,613	(3,674)
Loss before income tax expense (benefit)	(6,110)	(6,690)	(5,940)
Income tax expense (benefit)	968	26,755	(1,211)
Net loss	(7,078)	(33,445)	(4,729)
Other comprehensive income (loss):
Net (losses) gains recognized in other comprehensive
income (loss) net of tax of $(971) in 2014 and $626
in 2013 on cash flow hedging	(1,803)	1,163	-
Net gains (losses) recognized in other comprehensive
income (loss), net of tax of $1,384 in 2014; $(4,987) in
2013 and $1,064 in 2012 on available for sale securities	2,618	(9,242)	1,980

Net income (loss) recognized in other
comprehensive loss	815	(8,079)	1,980
Comprehensive loss	$ (6,263)	$ (41,524)	$ (2,749)

Loss per share – basic
Net loss	$ (0.21)	$ (1.02)	$ (0.14)
Weighted average shares outstanding – basic	32,996,779	32,870,003	32,649,544

Loss per share – diluted
Net loss	$ (0.21)	$ (1.02)	$ (0.14)
Weighted average shares outstanding – diluted	32,996,779	32,870,003	32,649,544

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2014, June 30, 2013 and June 29, 2012

(In thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other	Deferred
	Common Stock		Paid-in	(Accumulated	Comprehensive	Compensation,	Treasury Stock
	Shares	Amount	Capital	Deficit)	Income (Loss)	Net	Shares	Amount	Total

Balance at June 24, 2011	33,312,140	$ 3,331	$ 326,986	$ 34,813	$ 765	$ 3,308	(1,027,064)	$ (11,734)	$ 357,469
Net loss	-	-	-	(4,729)	-	-	-	-	(4,729)
Unrealized holding gain, net of tax of $1,259	-	-	-	-	2,337	-	-	-	2,337
Realized gain on sale of securities available
for sale, net of tax of $(195)	-	-	-	-	(362)	-	-	-	(362)
Shortfall for taxes on vesting of restricted stock	-	-	(62)	-	-	-	-	-	(62)
Deferred compensation plan	-	-	(19)	-	5	119	(43,480)	(149)	(44)
Restricted stock plan	-	-	(2,349)	-	-	-	334,711	3,442	1,093
Balance at June 29, 2012	33,312,140	3,331	324,556	30,084	2,745	3,427	(735,833)	(8,441)	355,702
Net loss	-	-	-	(33,445)	-	-	-	-	(33,445)
Unrealized holding loss, net of tax of $(3,710)	-	-	-	-	(6,889)	-	-	-	(6,889)
Realized gain on sale of securities available
for sale, net of tax of $(1,277)	-	-	-	-	(2,373)	-	-	-	(2,373)
Unrealized holding gain on cash flow hedging
activities, net of tax of $626	-	-	-	-	1,163	-	-	-	1,163
Deferred compensation plan	-	-	(7)	-	20	(75)	4,192	157	95
Restricted stock plan	-	-	481	-	-	-	48,714	552	1,033
Balance at June 30, 2013	33,312,140	3,331	325,030	(3,361)	(5,334)	3,352	(682,927)	(7,732)	315,286
Net loss	-	-	-	(7,078)	-	-	-	-	(7,078)
Unrealized holding gain, net of tax of $1,657	-	-	-	-	3,080	-	-	-	3,080
Realized gain on sale of securities available
for sale, net of tax of $(273)	-	-	-	-	(508)	-	-	-	(508)
Unrealized holding loss on cash flow hedging
activities, net of tax of $(971)	-	-	-	-	(1,803)	-	-	-	(1,803)
Deferred compensation plan	-	-	(20)	-	46	(163)	(9,281)	137	-
Restricted stock plan	-	-	(530)	-	-	-	137,245	1,425	895
Balance at June 30, 2014	33,312,140	$ 3,331	$ 324,480	$ (10,439)	$ (4,519)	$ 3,189	(554,963)	$ (6,170)	$ 309,872

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2014, June 30, 2013, and June 29, 2012

 (In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$ (7,078)	$ (33,445)	$ (4,729)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	5,394	5,482	5,779
Accretion of discount on long-term debt	4,667	4,026	3,212
Amortization of deferred debt issuance costs	492	492	451
Increase (decrease) in fair value of warrants	3,599	(3,613)	3,674
Amortization of premiums /discounts on loans purchased	12	(84)	(90)
Amortization of premiums /discounts on investment securities	2,484	1,985	934
Amortization of prepayment penalty on advances from FHLB	46	34	-
Provision for doubtful accounts on receivables from customers	960	960	480
(Recapture) provision of loan loss and write downs on real estate
owned (“REO”)	(4,893)	(6,061)	3,776
Deferred income tax (benefit) expense	(4,336)	(2,596)	9,023
Allowance for deferred tax asset	4,582	29,998	28
Deferred compensation for deferred compensation plan and
restricted stock plans	(2,055)	(980)	547
(Gain) loss on sale of loans	(558)	(2,253)	9
Loss (gain) on fixed assets transactions	196	195	(1)
Gain on sale of available for sale investment securities	(781)	(3,650)	(557)
(Gain) loss on sale of REO and other repossessed assets	(619)	1,007	(25)
Gain on issuer’s redemption of investment securities	-	(20)	-
Loss (gain) on equity in earnings of unconsolidated ventures	835	(124)	(572)
Dividend received on investments	(19)	(16)	(61)
Gain (loss) on fair value option of loans	(860)	145	-
Loss (gain) on interest rate swaps	1,093	(145)	-
Shortfall for taxes on vesting restricted stock	-	-	62
Change in operating assets and liabilities:
Decrease in restricted cash	49	-	-
(Increase) decrease in assets segregated for regulatory purposes	(25,503)	11,562	62,026
Net change in broker, dealer and clearing organization accounts	86,538	(89,176)	(23,837)
Net change in client accounts	50,746	(42,485)	(66,845)
(Increase) decrease in securities owned	(25,992)	21,518	(9,564)
(Increase) decrease in securities purchased under agreements to resell	(20,586)	(26,810)	17,463
Decrease (increase) in other assets	1,321	6,815	(7,043)
(Decrease) increase in drafts payable	(1,248)	3,919	1,314
(Decrease) increase in securities sold, not yet purchased	(13,380)	64,580	1,494
(Decrease) increase in other liabilities	(6,956)	(5,763)	1,552
Net cash provided by (used in) operating activities	48,150	(64,503)	(1,500)
(continued)

(continued)	2014	2013	2012
Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	$ (3,541)	$ (4,257)	$ (3,842)
Proceeds from the sale of fixed assets and real estate	10,695	31,333	19,559
Loan originations and purchases	(2,290,374)	(5,566,038)	(4,043,938)
Loan repayments	2,279,746	5,769,538	4,129,802
Purchase of investment securities	(177,085)	(312,716)	(384,730)
Proceeds from the sale of investment securities	68,984	30,352	67,493
Proceeds from the issuer’s redemption of investment securities	7,500	41,500	-
Cash received on investments	54,800	50,650	22,924
Proceeds from the sale of loans held for investment	6,429	19,782	1,751
Proceeds from the sale of FHLB stock	638	744	1,143
Purchases of FHLB stock	(45)	(1,557)	-
Proceeds from the maturity of available for sale securities	37,635	495	-
Cash paid to unwind/ terminate interest rate swap positions	(458)	-	-
Investment in unconsolidated subsidiaries	(300)	(180)	-
Investment of proceeds received from Hilltop Holdings, Inc., Oak
Hill Capital Partners III, L.P. and Oak Hill Capital Management
Partners III, L.P. in restricted fund	-	-	(30,000)
Net cash (used in) provided by investing activities	(5,376)	59,646	(219,838)

Cash flows from financing activities:
Payments on short-term borrowings	(2,296,403)	(2,251,350)	(2,534,350)
Cash proceeds from short-term borrowings	2,253,903	2,315,350	2,491,850
Increase (decrease) in deposits	6,420	(68,514)	(44,238)
Advances from the FHLB	5,540	50,009	-
Payments on advances from the FHLB	(26,020)	(20,953)	(26,071)
Fee payment for FHLB restructuring	-	(166)	-
Shortfall for taxes on vesting of restricted stock	-	-	(62)
Cash proceeds on securities sold under agreements to repurchase	2,331	9,546	17,152
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital
Partners III, L.P and Oak Hill Capital Management Partners III, L.P.	-	-	100,000
Proceeds related to deferred compensation plan	317	276	309
Purchase of treasury stock related to deferred compensation plan	(288)	(121)	(329)
Net cash (used in) provided by financing activities	(54,200)	34,077	4,261

Net (decrease) increase in cash and cash equivalents	(11,426)	29,220	(217,077)
Cash and cash equivalents at beginning of period	111,046	81,826	298,903
Cash and cash equivalents at end of period	$ 99,620	$ 111,046	$ 81,826

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$ 2,071	$ 676	$ 3,628
Foreclosures on loans	$ 5,192	$ 11,688	$ 28,359
Investments sold not settled	$ 23,723	$ -	$ -
Investments purchased not settled	$ -	$ 7,120	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 40,012	$ 42,479	$ 69,079
Income taxes	$ -	$ -	$ -

See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”).  All significant intercompany balances and transactions are eliminated upon consolidation.  Each of the subsidiaries listed below are 100% owned.

Southwest Securities, Inc.	"Southwest Securities"
SWS Financial Services, Inc.	"SWS Financial"
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.	collectively, “SWS Insurance”
SWS Banc Holding, Inc.	"SWS Banc"
Southwest Securities, FSB	"Bank"
FSB Development, LLC	“FSB Development”
Southwest Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”

Southwest Securities is a New York Stock Exchange ("NYSE") member clearing broker/dealer.  Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”).  Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the "SEC") as broker/dealers under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and as registered investment advisers under the Investment Advisers Act of 1940, as amended.

SWS Insurance holds insurance agency licenses in 43 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents.  The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank regulated by the Office of the Comptroller of the Currency ("OCC").  The Board of Governors of the Federal Reserve System (“FRB”) supervises and regulates SWS Group and SWS Banc.  SWS Banc is a wholly-owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots.  For all periods reported, herein, it had no investments.

SWS Capital and Southwest Advisors are dormant entities.

Out of Period Adjustment.  During the fiscal year ended June 30, 2014, the Company recorded out-of-period adjustments that affected the consolidated results of operations for the year ended June 30, 2014. The out-of-period adjustments related primarily to the incorrect recording of incentive compensation and an overpayment of federal income taxes. The impact of these adjustments resulted in a decrease of $949,000 and $1,524,000 to loss before income tax expense and net loss, respectively for the year ended June 30, 2014.  The impact of correcting these errors in the prior periods would have resulted in a decrease of $949,000 and $1,674,000 to loss before income tax expense and net loss, respectively, for the year ended June 30, 2013.  Management evaluated the effect of the adjustments on the Company’s financial statements under the provisions of the SEC’s Staff Accounting Bulletins No. 108 and No. 99 and concluded that they were immaterial to the current year and prior years’ financial statements.

Change in Fiscal Year End and Consolidated Financial Statements.  On May 23, 2013, the Board of Directors of the Company, acting on the recommendation of the Federal Reserve Bank of Dallas, approved a change to the Company’s fiscal year end from the last Friday of June to June 30th.  This change was effective for the Company’s fiscal year ended June 30, 2013.

Prior to fiscal year ended June 30, 2013, the annual consolidated financial statements of SWS were prepared as of the last Friday of the month, and the Bank’s annual financial statements were prepared as of June 30.  Any individually material transactions were reviewed and recorded in the appropriate fiscal year.

Merger Agreement.  On March 31, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop Holdings, Inc. (“Hilltop”) and Peruna LLC, a wholly-owned subsidiary of Hilltop (“Peruna”), whereby if the merger contemplated therein is completed, the Company will become a wholly-owned subsidiary of Hilltop.  If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 in cash and 0.2496 of a share of Hilltop common stock.  The value of the merger consideration may fluctuate based upon the market value of Hilltop common stock.  It is currently anticipated that the completion of the merger will occur by the end of 2014 subject to the receipt of SWS Group stockholders and regulators  approval and other customary closing conditions.

During fiscal 2014, the Company incurred expenses of approximately $3,787,000 in legal and professional fees recorded in other expenses on the Consolidated Statements of Comprehensive Loss in connection with the proposed merger with Hilltop.  Additional costs are expected to be incurred until the merger is completed.

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

Based on management’s interpretation of the final provisions of the rule, the Bank’s equity method investments would be excluded from the definition of a “covered” fund as these investments would meet the definition of “public welfare investment” funds, “designed primarily to promote the public welfare.” Currently, the Bank invests in these funds as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). One of these investments also meets the definition of a small business investment company.  SWS Group’s equity method investment in a venture capital fund would also be excluded from the definition of a “covered” fund as this investment meets the definition of a small business investment company.  In addition, at June 30, 2014, the Bank’s investment portfolio does not contain other securities subject to the Volcker Rule such as collateralized loan obligations (CLO’s) or non-agency collateralized mortgage obligations (CMO’s).  The Bank’s held to maturity and available for sale investments are all exempt from the Volcker Rule as these securities are investments in U.S. government, agency and municipal obligations, which are permitted under the provisions of the Volcker Rule.

Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by Southwest Securities, including proprietary trading. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing for the purpose of short-term gain are deemed to be proprietary trading (with financial instruments held for less than 60 days presumed to be for proprietary trading unless an alternative purpose can be demonstrated), unless certain exemptions apply. Exempted activities include, among others, the following: 1) underwriting; 2) market making; 3) risk mitigating hedging; 4) trading in certain government securities; 5) employee compensation plans and 6) transactions entered into on behalf of and for the account of clients as agent, broker, custodian or in a trustee or fiduciary capacity. While management continues to assess compliance with the Volcker Rule, we have reviewed our processes and procedures in regard to proprietary trading and we believe we are currently complying with the provisions of the Volcker Rule regarding proprietary trading.  However, it remains uncertain how the scope of applicable restrictions and exceptions will be interpreted and administered.  Absent further regulatory guidance, we are required to make certain assumptions as to the degree to which our activities, processes and procedures in these areas comply with the requirements of the Volcker Rule.  If these assumptions are not accurate or if our implementation is not consistent with regulatory expectations, we may be required to make certain changes to our business activities, processes or procedures, which could further increase our compliance and regulatory risks and costs.  The Volcker Rule requires and management believes the Company will have an active compliance program for proprietary trading by July 2015.

Discontinued operations.  Effective June 30, 2013, the Company made the strategic decision to exit its corporate finance business.  Included in loss before income tax expense (benefit) and net loss on the Consolidated Statements of Comprehensive Loss is (loss) income before income tax expense (benefit) and net (loss) income from the Company’s corporate finance business for fiscal years 2013 and 2012 (in thousands):

	2013	2012
(Loss) income before income tax expense (benefit)	$ (431)	$ 174
Net (loss) income	(280)	113

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

(c) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts.  In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000.  At June 30, 2014 and June 30, 2013, cash balances included $81,378,000 and $37,833,000 of cash, respectively, that was not federally insured because the amounts exceeded federal insurance limits.  This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain reserve balances on hand or with the Federal Reserve Bank of Dallas.  At June 30, 2014 and 2013, these reserve balances amounted to $1,612,000 and $1,649,000, respectively.

 (d) Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents funds received from Hilltop and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the $100,000,000, five year, unsecured credit agreement from Hilltop and Oak Hill (the “Credit Agreement”) that was entered into on July 29, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries.  See additional discussion in, Note 16, Debt Issued with Stock Purchase Warrants.  Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012.  On March 28, 2013, the $20,000,000 loan from SWS Group to Southwest Securities was repaid and the Company’s Board of Directors, Hilltop and Oak Hill approved a $20,000,000 capital contribution to Southwest Securities.  The remaining $30,000,000 was loaned to Southwest Securities to use in general operations and to reduce its use of short-term borrowings to finance its day-to-day cash management needs in the third quarter of fiscal 2014.  Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows.  The Company holds restricted cash and cash equivalents in money market funds.

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

Purchased Mortgage Loans Held for Investment. Loan participations in the Bank’s mortgage purchase program are acquired from various mortgage companies and valued at amortized cost.  These loans are pre-sold by the mortgage company to secondary investors who have been approved by the Bank.  The purchased mortgage loans held for investment are held on average for 25 days or less.

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

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio.  The general allowance is determined through a statistical calculation based on the Bank's historical loss experience adjusted for certain qualitative factors as deemed appropriate by management.  The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types).  The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous seven quarters.  Management may adjust the historical loss rates to reflect increased credit risk not captured in the historical loss, additional risk of loss associated with the total loan portfolio or other circumstances, such as deterioration in the real estate market, current market environment for commercial loans, credit quality, significant concentrations of product types and trends in portfolio volume.   In addition, prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

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

(k) Goodwill

Goodwill is the excess of the aggregate purchase price over the estimated fair value of the net assets acquired in a business combination at the date of acquisition. Goodwill is not amortized, however, the Company assesses goodwill for impairment on an annual basis, at year-end, and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Goodwill impairment is evaluated at the reporting unit level. SWS has two reporting units with goodwill: Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both of which are part of Southwest Securities.

The Company assessed the fair value of its goodwill for fiscal 2014 based on the concepts outlined in Accounting Standards Update (“ASU”) 2011-08.   Based on the results of its assessment, SWS’s goodwill balance was not impaired as the fair value of each reporting unit exceeded its carrying value.  The fair value of the business units with goodwill were determined by using a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

There were no changes in the carrying value of goodwill during the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012.

(l) Investments

Limited partnership investments are accounted for under the equity method of accounting in accordance with ASC 323, “Investments-Equity Method and Joint Ventures.”

(m) Interest Rate Swaps in Cash Flow Hedging Relationships

The Bank recognizes interest rate swaps as either assets or liabilities in the Consolidated Statements of Financial Condition.  A portion of the Bank’s investment in interest rate swaps are derivatives designated in cash flow hedging relationships.  The Bank has formally documented the following in regard to these hedging relationships: (i) its risk management objective; (ii) the strategy used for undertaking the hedge; (iii) the hedging instrument; (iv) the hedged transaction; (iv) the nature of the risk being hedged; (v) how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively; (vi) a description of the method used to measure ineffectiveness and (vii) a description of the method used for sale, extinguishments or termination of hedging instruments. The Bank has also formally assessed, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in the cash flow hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions.   See additional discussion in Note 11, Interest Rate Swaps.

(n) Real Estate Owned (“REO”) and Other Repossessed Assets

REO and other repossessed assets, which include transportation vehicles, are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition.  For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount.  In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date.  The amount of subsequent REO write-downs required to reflect current fair value was $468,000,  $1,657,000, and $1,175,000 for fiscal years 2014, 2013 and 2012, respectively.  The amount of subsequent other repossessed assets write-downs required to reflect current fair value was $126,000 for fiscal year 2012.  There were no write-downs for fiscal years 2014 and 2013.

(o) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in other assets in the Consolidated Statements of Financial Condition.  Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized.  Other expenditures for repairs and maintenance are charged to expense in the period incurred.  Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method.  Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $5,384,000, $5,472,000, and $5,763,000, for fiscal years 2014, 2013 and 2012, respectively.

Property consisted of the following at June 30, 2014 and June 30, 2013 (in thousands):

	June 30, 2014	June 30, 2013
Land	$ 1,912	$ 2,104
Buildings	4,981	4,977
Furniture and equipment	48,491	50,182
Leasehold improvements	15,715	15,253
	71,099	72,516
Less: accumulated depreciation	(55,235)	(54,550)
Net property	$ 15,864	$ 17,966

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

In addition, a reporting entity is required to reevaluate whether an entity is a VIE, and if the entity is determined to be a VIE, whether the reporting entity is the primary beneficiary of the VIE, periodically upon the occurrence of certain events known as reconsideration events.  A loan modified in a troubled debt restructuring (“TDR”) triggers a reconsideration event.  See Note 5, Loans and Allowance for Probable Loan Losses for additional information.

(q)  Servicing Assets

During fiscal 2014 and 2013, the Bank sold $5,934,000 of SBA loans resulting in a gain of $558,000 and $17,664,000 of SBA loans resulting in a gain of $2,253,000, respectively.  In addition, in connection with the fiscal 2014 and 2013 sales, the Bank recorded servicing assets of $116,000 and $418,000, respectively.  At June 30, 2014 and June 30, 2013, the servicing assets had a value of $447,000 and $412,000, respectively.  The Bank accounts for its servicing rights in accordance with ASC 860-50, “Servicing Assets and Liabilities,” (“ASC 860”) at amortized cost.  The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets.  Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment.  The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value.  During fiscal 2014, the Bank recorded a servicing asset valuation allowance of $12,400.  There was no servicing asset valuation allowance recorded for fiscal 2013. Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.  See Note 1(x) and Note 26, Fair Value of Financial Instruments.  Servicing rights are amortized in proportion to, and over the period of the related net servicing income.

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

Deferred tax assets derived from operating losses are realized when the Company generates consolidated taxable income within the applicable carry-back and carryforward periods.  Based on an evaluation of the positive and negative evidence, management determined in the fourth quarter of fiscal 2013 that it was appropriate to increase the valuation allowance for the Company’s remaining deferred tax assets, with the exception of the Bank’s available for sale securities after reviewing the impact of the Company’s fourth quarter operating results and the Company’s fiscal 2014 financial  forecast.  Accordingly, the Company’s valuation allowance increased by $29,998,000 from $872,000 at June 29, 2012 to $30,870,000 at June 30, 2013.  In fiscal 2014, the valuation allowance increased by $4,582,000 to $35,452,000 at June 30, 2014 based on activity in the current fiscal year. See Note 17, Income Taxes for a detail of the Company’s deferred tax assets.

(t) Treasury Stock

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors.  Prior to February 28, 2013, SWS was authorized to repurchase 500,000 shares of common stock from time to time in the open market.  During fiscal years 2014 and 2013, SWS Group did not repurchase any shares of common stock under this plan.  As of June 30, 2014, the Company was not authorized to repurchase shares of common stock under a repurchase agreement and did not intend to repurchase any shares of common stock.  Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

Treasury stock is also repurchased periodically under the Company’s deferred compensation plan and the restricted stock plan. See Note 19, Employee Benefits.

(u) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. 2003 Restricted Stock Plan ("2003 Restricted Stock Plan") and the 2012 Restricted Stock Plan (“2012 Restricted Stock Plan”) under the recognition and measurement principles of the Financial Accounting Standards Board’s (“FASB”) accounting codification.  See Note 19, Employee Benefits.

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

(x) Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value.  Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date in the principal market in which the reporting entity transacts.  Further, fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, fair value accounting establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. The Company values the following assets and liabilities utilizing Level 1 inputs:  (1) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc.’s (“Westwood”) common stock; and (2) certain inventories held in the Company's securities owned and securities sold, not yet purchased portfolio.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company values the following assets and liabilities utilizing Level 2 inputs:  (1) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio; (2) securities in the available for sale portfolio; and (3) the Bank’s investment in interest rate swaps.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The Company values the following assets and liabilities utilizing Level 3 inputs:  (1) the Bank’s loans measured at fair value; (2) certain inventories held in the Company's securities owned portfolio; and (3) the warrants. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

The following is a description of the valuation methodologies used for instruments measured at fair value on recurring and non-recurring bases and recognized in the Consolidated Statements of Financial Condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Recurring Fair Value Measurements

Loans measured at fair value.  The loans are independently valued quarterly using a discounted cash flow model which factors in the relevant contractual loan terms and then present value back to a market-based discount rate.  The market based discount rate is based on how the subject loans would be priced as of the valuation date and therefore include normal credit loss expectations, given the underlying underwriting standards including loan to value ratio and debt coverage ratios for the subject portfolio.  The rate at which the loans are discounted is based upon London Interbank Offered Rate (LIBOR), the anticipated Bank preferential return and the terms of the loans.  These loans are classified within Level 3 of the valuation hierarchy.  During the second quarter of fiscal 2014, the Company transferred the loans measured at fair value from Level 2 to Level 3 due to a lack of observable data to support a Level 2 valuation.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio.  Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices in active markets such as corporate equity securities and U.S. government and government agency obligations, primarily U.S. treasury securities.

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

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable.  The models and methodologies consider the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements.  Included in this category are certain corporate equity securities, corporate and municipal obligations.

Securities Available for Sale.  Because quoted market prices are available in an active market, the Company’s deferred compensation plan’s investment in Westwood’s common stock are classified within Level 1 of the valuation hierarchy.  The Company’s investments in U.S. government and government agency and municipal obligations held by the Bank as available for sale are valued in a similar manner to the Company’s Level 2 securities owned and securities sold, not yet purchased portfolio, noted above.

Interest Rate Swaps.  The fair value of interest rate swaps is determined using an income approach incorporating various assumptions, including the term of the swap, the notional amount of the swap, discount rates interpolated based on relevant swap curves, the rate on the fixed leg of the swap and a credit value adjustment for counterparty non-performance.  The approach also takes into consideration the potential impact of collateralization and netting agreements.  Because substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, the interest rate swaps are classified within Level 2 of the valuation hierarchy.

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

REO.  See Note 1(n), Real Estate Owned (“REO”) and Other Repossessed Assets for discussion of the valuation of these assets. REO assets are valued using Level 3 valuation methodologies as the inputs utilized to determine fair value require significant judgment and estimation.

Impaired Servicing Assets.  See Note 1(q), Servicing Assets for discussion of the valuation of these assets.  Servicing assets are valued using discounted cash flow model discounted with market rates.

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

Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).”  In July 2013, the FASB issued ASU 2013-11 which explicitly states the guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exits.  This pronouncement clarifies the presentation of the unrecognized tax benefit as there is not currently a standard industry practice.  This pronouncement states an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward.  The presentation is limited if the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date due to tax law or the entity does not recognize its deferred tax asset.  In addition, the unrecognized tax benefit should be presented as a liability separate from the deferred tax asset.  The adoption of ASU 2013-11 will not impact the Company’s results of operations or financial position, but will impact the Company’s disclosures about the presentation of the deferred tax liability and asset.  ASU 2013-11 is effective for annual reporting periods beginning after December 15, 2014; the Company’s first quarter of fiscal 2015.  The Company is in the process of evaluating the impact of ASU 2013-11 on its financial statements and processes.

ASU 2014-04, “Receivables—Troubled Debt Restructuring by Creditors (“ASU 2014-04”).”  In January 2014, the FASB issued ASU 2014-04 to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014; the Company’s first quarter of fiscal 2016.  The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements and processes.

ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) (“ASU 2014-08”).”  In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of the discontinued operations due to disposals of small groups of assets that are recurring in nature, which could cause the presentation of their disclosure to possibly be misleading to stakeholders.  The main provisions revolve around the disclosure of a disposal of a component of an entity or group of components if the disposal represents a strategic shift that has or will have major effects on an entity’s operations and financial results.  This update requires companies to disclose the assets, liabilities, operating and investing cash flows, pre-tax profit and loss, and significant non-cash items of the discontinued operations in comparative periods.  ASU 2014-08 is effective for disposals that occur within the annual periods, and interim periods within those annual periods, beginning after December 15, 2014; the Company’s first quarter of fiscal 2016.  The Company is in the process of evaluating the impact of ASU 2014-08 on its financial statements and processes.

ASU 2014-09 – “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).”  In May 2014, the FASB issued ASU 2014-09 to enhance the presentation of revenue from contracts.  The guidance was released to ensure consistency for revenue recognition across industries and generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  The main provision of the principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance affects companies which enter into contracts for goods or services in exchange for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; the Company’s first quarter of fiscal 2019.  The Company is in the process of evaluating the impact of ASU 2014-09 on its financial statements and processes.

ASU 2014-11 – “Transfers and Servicing (Topic 860): Repurchase- to- Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”).”  In June 2014, the FASB issued ASU 2014-11 to amend pronouncements related to the disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings.  This update will create consistency with how repurchase agreements are disclosed.  Information will be required for sale transactions that are economically similar to repurchase agreements.  In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  Updated secured borrowing accounting will be applicable for transactions that involve a transfer of a financial asset executed at the same time with a repurchase agreement with the same counterparty (a repurchase financing).  ASU 2014-11 is effective for disposals occurring after annual periods, and interim periods within those annual periods, starting December 15, 2014; the Company’s first quarter of fiscal 2016.  The Company is in the process of evaluating the impact of ASU 2014-11 on its financial statements and processes.

2.ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June  30,  2014, SWS held cash of approximately  $190,240,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 under the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Brokers (the "PAB") at June 30,  2014.

At June 30, 2013, SWS held cash of approximately $164,737,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 under the Exchange Act.  SWS had no reserve deposits in special reserve bank accounts for the PAB at June 30, 2013.

3.RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June  30, 2014 and June 30, 2013, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2014	2013
Receivable:
Securities failed to deliver	$ 23,865	$ 9,708
Securities borrowed	1,878,752	1,546,376
Correspondent broker/dealers	33,982	45,435
Clearing organizations	48,553	25,285
Other	7,789	71,670
	$ 1,992,941	$ 1,698,474

Payable:
Securities failed to receive	$ 28,210	$ 39,024
Securities loaned	1,834,089	1,471,319
Correspondent broker/dealers	14,386	16,352
Other	37,291	6,276
	$ 1,913,976	$ 1,532,971

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients.  SWS obtains or releases collateral as prices of the underlying securities fluctuate.  Both of these activities are reported on a gross basis by counterparty.  The following table provides information about these receivables and related collateral amounts at  June  30, 2014 and 2013.

June 30, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Securities Borrowed	$ 1,878,752	$ -	$ 1,878,752	$ (1,878,752)	$ -	$ -
Securities Loaned (1)	1,834,089	-	1,834,089	(1,834,089)	-	-

June 30, 2013
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Securities Borrowed	$ 1,546,376	$ -	$ 1,546,376	$ (1,546,376)	$ -	$ -
Securities Loaned (1)	1,471,319	-	1,471,319	(1,471,319)	-	-

____________________

(1)  Under securities lending agreements, SWS repledged $1,807,198,000 and $1,452,911,000 at June 30, 2014 and 2013, respectively.

4.RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions.  Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 under the Exchange Act, principally officers, directors and related accounts), which aggregated approximately $241,000 and $221,000, respectively, at June 30, 2014 and $766,000 and $10,000, respectively, at June 30, 2013.  Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer "free credit" balances available for reinvestment.  The aggregate balance of such funds was approximately $313,166,000 and $304,016,000 at June 30, 2014 and June 30, 2013, respectively.  At June 30, 2014 and during fiscal year 2014, the weighted average interest rate and the interest rate paid on these balances was 0.02%.   During fiscal 2013, the weighted average interest rate and the interest rate paid on these balances was 0.02%.

SWS maintains an allowance for doubtful accounts which represents amounts, that in the judgment of management, are necessary to adequately absorb losses from known and inherent risks in receivables from customers.  Provisions made to this allowance are charged to operations and are included in other expense in the Consolidated Statements of Comprehensive Loss.  At June 30, 2014 and June 30, 2013, all unsecured customer receivables are provided for in this allowance.  The allowance was $150,000 and $168,000 at June 30, 2014 and June 30, 2013, respectively.

5.LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico.

Loans receivable at June  30, 2014 and June 30, 2013 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $498,000 and $997,000 at June  30, 2014 and 2013, respectively (in thousands):

	2014	2013
Loans measured at fair value:
Commercial real estate	$ 9,901	$ 2,662
Multifamily	43,247	11,095
	53,148	13,757
Other loans receivable:
Residential construction	650	1,367
Lot and land development	5,152	8,988
1-4 family	217,144	233,947
Commercial real estate	183,389	213,452
Multifamily	97,884	88,738
Commercial loans	61,420	58,718
Consumer loans	3,511	1,959
	569,150	607,169
	622,298	620,926
Allowance for probable loan losses	(7,942)	(12,343)
	$ 614,356	$ 608,583

At June  30, 2014 and 2013, the 1-4 family loans included $133,854,000 and $174,037,000, respectively, of purchased mortgage loans held for investment.  The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.    Loans purchased, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses.    The Bank assessed accounting for all loans acquired during the year and none of these loans meet the criteria for ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).

The Bank’s liquidity has increased due to lower mortgage purchase program volumes.  Because the volumes have not been replaced with current loan originations, the Bank made two loan purchases in the third quarter of 2014. The loans purchased were all single family residence mortgages and totaled approximately $40,000,000.

To supplement the originated held for investment loan portfolio, the Bank may purchase loans or pools of loans. For any potential purchase, detailed due diligence is performed to ensure credit quality is in line with the credit standards of originated loans. To determine applicability of ASC 310-30, the credit due diligence includes reviews of collateral values, accuracy and completeness of loan documentation, appropriate credit scores, and underwriting standards that are in line with the Bank’s debt to income standards. The codification requires that loans acquired are recorded at a price less than its contractually required payments receivable. The difference between the price and the contractually required payments receivable is attributable to the time value of money. The Bank does not have any loans accounted for under ASC 310-30 for the periods presented in these financials statements. All purchase documents are reviewed to determine sale treatment and compliance with ASC 860. Completed purchases are included in the appropriate category for allowance for loan loss calculations.

The analysis of the allowance for loan losses for fiscal years 2014, 2013 and 2012 and the recorded investment in loans receivable at June 30, 2014, 2013 and 2012 were as follows (in thousands):

	June 30, 2014
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Charge-offs	-	(4)	(315)	(51)	-	(67)	-	(437)
Recoveries	129	211	265	713	-	79	-	1,397
Net recoveries (charge-offs)	129	207	(50)	662	-	12	-	960
(Recapture) provision charged
to operations	(177)	(554)	(29)	(1,349)	(937)	(2,323)	8	(5,361)
Balance at end of period	$ 1	$ 27	$ 1,449	$ 2,603	$ 2,630	$ 1,219	$ 13	$ 7,942
Ending balance: individually
evaluated for impairment	$ -	$ -	$ 39	$ 458	$ -	$ 410	$ -	$ 907
Ending balance: collectively
evaluated for impairment	$ 1	$ 27	$ 1,410	$ 2,145	$ 2,630	$ 809	$ 13	$ 7,035

Financing receivables:
Balance at end of period	$ 650	$ 5,152	$ 217,144	$ 183,389	$ 97,884	$ 61,420	$ 3,511	$ 569,150
Ending balance: individually
evaluated for impairment	$ 551	$ 677	$ 5,672	$ 9,458	$ -	$ 4,119	$ -	$ 20,477
Ending balance: collectively
evaluated for impairment	$ 99	$ 4,475	$ 211,472	$ 173,931	$ 97,884	$ 57,301	$ 3,511	$ 548,673

	June 30, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Charge-offs	-	(182)	(524)	(2,131)	-	(1,659)	-	(4,496)
Recoveries	194	215	97	230	1,000	409	10	2,155
Net recoveries (charge-offs)	194	33	(427)	(1,901)	1,000	(1,250)	10	(2,341)
(Recapture) provision charged to
operations	(495)	(969)	(1,280)	(5,437)	(299)	776	(14)	(7,718)
Balance at end of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Ending balance: individually
evaluated for impairment	$ 23	$ 233	$ 178	$ 105	$ -	$ 2,090	$ -	$ 2,629
Ending balance: collectively
evaluated for impairment	$ 26	$ 141	$ 1,350	$ 3,185	$ 3,567	$ 1,440	$ 5	$ 9,714

Financing receivables:
Balance at end of period	$ 1,367	$ 8,988	$ 233,947	$ 213,452	$ 88,738	$ 58,718	$ 1,959	$ 607,169
Ending balance: individually
evaluated for impairment	$ 605	$ 2,428	$ 9,361	$ 12,271	$ -	$ 7,467	$ -	$ 32,132
Ending balance: collectively
evaluated for impairment	$ 762	$ 6,560	$ 224,586	$ 201,181	$ 88,738	$ 51,251	$ 1,959	$ 575,037

	June 30, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 531	$ 3,168	$ 6,107	$ 28,306	$ 871	$ 5,417	$ 33	$ 44,433
Charge-offs	(1,513)	(2,588)	(2,804)	(7,505)	(6,954)	(4,260)	(11)	(25,635)
Recoveries	158	209	179	383	-	199	1	1,129
Net charge-offs	(1,355)	(2,379)	(2,625)	(7,122)	(6,954)	(4,061)	(10)	(24,506)
Provision (recapture) charged to
operations	1,174	521	(247)	(10,556)	8,949	2,648	(14)	2,475
Balance at end of period	$ 350	$ 1,310	$ 3,235	$ 10,628	$ 2,866	$ 4,004	$ 9	$ 22,402
Ending balance: individually
evaluated for impairment	$ -	$ 92	$ 120	$ 1,736	$ -	$ 495	$ 1	$ 2,444
Ending balance: collectively
evaluated for impairment	$ 350	$ 1,218	$ 3,115	$ 8,892	$ 2,866	$ 3,509	$ 8	$ 19,958

Financing receivables:
Balance at end of period	$ 3,954	$ 18,431	$ 383,167	$ 326,997	$ 20,110	$ 101,440	$ 1,943	$ 856,042
Ending balance: individually
evaluated for impairment	$ 648	$ 3,655	$ 19,760	$ 24,060	$ -	$ 2,921	$ 3	$ 51,047
Ending balance: collectively
evaluated for impairment	$ 3,306	$ 14,776	$ 363,407	$ 302,937	$ 20,110	$ 98,519	$ 1,940	$ 804,995

As of June 30, 2014 and 2013, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment and loans measured at fair value, was 1.82% and 2.85%, respectively.  At June 30, 2014, the Bank recorded a loan loss allowance for purchased mortgage loans held for investment greater than 30 days old of $136,000.  At June 30, 2013, there was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of June 30, 2014 and 2013 were as follows (in thousands):

	June 30, 2014	June 30, 2013
Residential construction	$ 546	$ 601
Lot and land development	291	2,418
1-4 family	5,686	7,792
Commercial real estate	3,946	7,611
Commercial loans	3,852	4,024
	$ 14,321	$ 22,446

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility.  The Bank uses a standardized review process to determine which loans should be placed on non-accrual status.  At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely.  For loans where full collection is not likely, interest payments are applied to the outstanding principal and interest income is only recognized if full payment is made.  The average recorded investment in non-accrual loans at June 30, 2014 and 2013 was approximately $16,614,000 and $25,516,000, respectively.  There was $86,000,  $226,000 and $1,186,000 of interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the fiscal years 2014, 2013, and 2012.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of June 30, 2014 and 2013 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2014
With no related allowance recorded:
Residential construction	$ 551	$ 738	$ -	$ 483	$ -
Lot and land development	677	776	-	309	30
1-4 family	5,182	6,827	-	5,513	32
Commercial real estate	6,852	8,015	-	6,005	65
Commercial loans	336	356	-	3,851	55
	13,598	16,712	-	16,161	182

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2014
With an allowance recorded:
Residential construction	$ -	$ -	$ -	$ 90	$ -
Lot and land development	-	-	-	935	-
1-4 family	490	493	39	1,930	-
Commercial real estate	2,606	2,652	458	2,203	66
Commercial loans	3,783	3,832	410	1,979	-
	6,879	6,977	907	7,137	66

June 30, 2014
Total
Residential construction	$ 551	$ 738	$ -	$ 573	$ -
Lot and land development	677	776	-	1,244	30
1-4 family	5,672	7,320	39	7,443	32
Commercial real estate	9,458	10,667	458	8,208	131
Commercial loans	4,119	4,188	410	5,830	55
	$ 20,477	$ 23,689	$ 907	$ 23,298	$ 248

June 30, 2013
With no related allowance recorded:
Residential construction	$ 383	$ 471	$ -	$ 438	$ -
Lot and land development	102	324	-	807	-
1-4 family	5,818	7,712	-	7,674	17
Commercial real estate	9,006	12,239	-	7,785	167
Commercial loans	4,430	5,092	-	1,582	26
	19,739	25,838	-	18,286	210

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2013
With an allowance recorded:
Residential construction	$ 222	$ 283	$ 23	$ 191	$ -
Lot and land development	2,326	2,543	233	1,879	-
1-4 family	3,543	3,870	178	6,398	67
Commercial real estate	3,265	4,188	105	10,048	15
Commercial loans	3,037	3,032	2,090	2,288	129
	12,393	13,916	2,629	20,804	211

June 30, 2013
Total
Residential construction	$ 605	$ 754	$ 23	$ 629	$ -
Lot and land development	2,428	2,867	233	2,686	-
1-4 family	9,361	11,582	178	14,072	84
Commercial real estate	12,271	16,427	105	17,833	182
Commercial loans	7,467	8,124	2,090	3,870	155
	$ 32,132	$ 39,754	$ 2,629	$ 39,090	$ 421

____________________

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized

(2)	Represents the average recorded investment for the fiscal years ended June 30, 2014 and 2013, respectively.
(3)	Represents interest income recognized on impaired loans for the fiscal years ended June 30, 2014 and 2013, respectively.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses.  The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of June 30, 2014 and 2013 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2014
Loans measured at fair value:
Commercial real estate	$ 9,901	$ -	$ -	$ 9,901
Multifamily	43,247	-	-	43,247
	53,148	-	-	53,148
Other loans receivable:
Residential construction	104	-	546	650
Lot and land development	4,172	-	980	5,152
1-4 family	211,278	107	5,759	217,144
Commercial real estate	155,619	4,522	23,248	183,389
Multifamily	97,884	-	-	97,884
Commercial loans	47,397	8,096	5,927	61,420
Consumer loans	3,511	-	-	3,511
	519,965	12,725	36,460	569,150
	$ 573,113	$ 12,725	$ 36,460	$ 622,298

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2013
Loans measured at fair value:
Commercial real estate	$ 2,662	$ -	$ -	$ 2,662
Multifamily	11,095	-	-	11,095
	13,757	-	-	13,757
Other loans receivable:
Residential construction	766	-	601	1,367
Lot and land development	5,605	-	3,383	8,988
1-4 family	225,434	234	8,279	233,947
Commercial real estate	171,085	7,631	34,736	213,452
Multifamily	88,046	-	692	88,738
Commercial loans	47,680	1,324	9,714	58,718
Consumer loans	1,959	-	-	1,959
	540,575	9,189	57,405	607,169
	$ 554,332	$ 9,189	$ 57,405	$ 620,926

____________________

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age of the Bank’s past due financing receivables as of June 30, 2014 and 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2014
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 9,901	$ 9,901	$ -
Multifamily	-	-	-	-	43,247	43,247	-
	-	-	-	-	53,148	53,148	-
Other loans receivable:
Residential construction	-	-	-	-	650	650	-
Lot and land development	-	-	14	14	5,138	5,152	-
1-4 family	117	643	740	1,500	215,644	217,144	-
Commercial real estate	3,008	1,782	1,190	5,980	177,409	183,389	-
Multifamily	-	-	-	-	97,884	97,884	-
Commercial loans	3	785	3,688	4,476	56,944	61,420	-
Consumer loans	-	-	-	-	3,511	3,511	-
	3,128	3,210	5,632	11,970	557,180	569,150	-
	$ 3,128	$ 3,210	$ 5,632	$ 11,970	$ 610,328	$ 622,298	$ -

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2013
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 2,662	$ 2,662	$ -
Multifamily	-	-	-	-	11,095	11,095	-
	-	-	-	-	13,757	13,757	-
Other loans receivable:
Residential construction	-	-	-	-	1,367	1,367	-
Lot and land development	173	370	80	623	8,365	8,988	-
1-4 family	914	234	2,816	3,964	229,983	233,947	-
Commercial real estate	1,396	1,153	4,826	7,375	206,077	213,452	-
Multifamily	692	-	-	692	88,046	88,738	-
Commercial loans	750	3,812	135	4,697	54,021	58,718	-
Consumer loans	-	-	-	-	1,959	1,959	-
	3,925	5,569	7,857	17,351	589,818	607,169	-
	$ 3,925	$ 5,569	$ 7,857	$ 17,351	$ 603,575	$ 620,926	$ -

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

The table below presents the recorded investment in loans modified in TDRs as of June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Residential construction	$ 551	$ 605
Lot and land development	662	4,927
1-4 family	4,932	7,690
Commercial real estate	6,812	4,574
Commercial	656	497
	$ 13,613	$ 18,293

The allowance for loan losses associated with loans modified in TDRs as of June 30, 2014 and 2013, was $96,000 and $447,000, respectively.  The recorded investment includes $4,615,000 and $6,685,000 of loans on accrual status as of June 30, 2014 and 2013, respectively.  Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during fiscal 2014 and 2013 (dollars in thousands):

	June 30, 2014			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Residential construction	-	$ -	$ -	4	$ 648	$ 648
Lot and land development	-	-	-	8	4,331	4,331
1-4 family	4	243	243	11	1,927	1,906
Commercial real estate	3	3,991	3,991	5	3,232	3,227
Commercial	1	168	168	2	259	259
	8	$ 4,402	$ 4,402	30	$ 10,397	$ 10,371

____________

 (1) Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDRs during fiscal 2014 and 2013 (in thousands):

	Amount of TDR Loan Modifications
Type of Modification	June 30, 2014	June 30, 2013
Maturity date extension	$ 103	$ 1,475
Reduction of the stated interest rate	-	60
Rescheduled future cash flows	4,159	983
Combination of maturity date extension
and rescheduling of future cash flows	31	4,942
Combination of maturity date extension
and reduction of the stated interest rate	109	706
Combination of maturity date extension,
reduction of the stated interest rate,
and rescheduling of future cash flows	-	2,013
Combination of reduction of the stated interest rate
and rescheduling of future cash flows	-	192
	$ 4,402	$ 10,371

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during fiscal 2014 and 2013 are summarized in the following table (dollars in thousands):

	June 30, 2014		June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$ 272	1	$ 1,799
Commercial	-	-	2	839
	2	$ 272	3	$ 2,638

The Bank has elected to measure certain loans at fair value.  See discussion in Note 1(x), Fair Value of Financial Instruments and Note 1(g), Loans and Allowance for Loan Losses.  The Bank recognized interest income on loans measured at fair value separately from other changes in fair value.  As of June 30, 2014, there were no loans measured at fair value on non-accrual status or 90 days or more past due and still accruing.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of loans measured at fair value at June 30, 2014 and 2013 for the Bank (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
June 30, 2014
Commercial real estate	$ 9,791	$ 131	$ (21)	$ 9,901
Multifamily	42,642	610	(5)	43,247
	$ 52,433	$ 741	$ (26)	$ 53,148

Gross
	Amortized	Unrealized	Fair
	Cost	Losses (1)	Value
June 30, 2013
Commercial real estate	$ 2,787	$ (125)	$ 2,662
Multifamily	11,115	(20)	11,095
	$ 13,902	$ (145)	$ 13,757

____________

 (1)  Unrealized gains (losses) are recorded in other revenues on the Consolidated Statements of Comprehensive Loss.

Variable Interest Entities.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of June 30, 2014 and 2013 (dollars in thousands):

	June 30, 2014			June 30, 2013
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial
borrowers	10	$ 7,794	$ 6,481	17	$ 10,639	$ 9,072

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition.

6.SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June  30,  2014 and 2013 consisted of the following (in thousands):

	2014	2013
Securities owned:
Corporate equity securities	$ 1,155	$ 1,520
Municipal obligations	52,247	30,116
U.S. government and government agency obligations	50,559	41,529
Corporate obligations	95,712	127,899
Other-primarily unit investment trusts	35,952	8,569
	$ 235,625	$ 209,633

Securities sold, not yet purchased:
Municipal obligations	$ 9	$ 10
U.S. government and government agency obligations	74,391	54,086
Corporate obligations	46,814	80,639
Other	141	-
	$ 121,355	$ 134,735

Securities owned and securities sold, not yet purchased are carried at fair value.  See additional discussion in Note 1(x), Fair Value of Financial Instruments.

Some of these securities were pledged as collateral to secure short-term borrowings (see Note 13,  Short-Term Borrowings) and as security deposits at clearing organizations for the Company’s clearing business.  At June 30,  2014 and 2013, securities pledged as security deposits at clearing organizations were $7,099,000 and $3,000,000, respectively.

The Company also enters into “to-be-announced” securities (“TBAs”) in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients.  In general, the Company will enter into a TBA purchase agreement with the client and then immediately enter into a TBA sale agreement with identical terms and the same settlement date with a separate counter-party.  The Company earns revenue through a commission charged to the customer.  Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA.  At June  30, 2014, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $1,081,284,000.

7.SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	June 30, 2014	June 30, 2013

Government National Mortgage
Association ("GNMA") Securities	$ 12,549	$ 17,423

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000.  The premium is amortized over the period from the date of purchase to the stated maturity date  (15 years) of the GNMA securities using the interest method.  These securities are classified as held to maturity and are accounted for at amortized cost.  The weighted average yield on this investment is expected to be 2.4% and the weighted average maturity is expected to be 2.0 years.

The Bank recorded $77,000,  $117,000 and $190,000 in amortization of the premiums during fiscal years 2014, 2013 and 2012, respectively.  During fiscal years 2014, 2013 and 2012 the Bank received $5,239,000,  $9,019,000 and $8,992,000 of principal and interest payments, respectively, recording $442,000, $654,000 and $910,000 in interest, respectively.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at June  30,  2014, by contractual maturity date, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding Gain

Due after ten years	$ 12,549	$ 12,952	$ 403

8.SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At June  30, 2014 and 2013, SWS held reverse repurchase agreements collateralized by U.S. government and government agency obligations and securities sold under repurchase agreements.  These securities are reported on a gross basis in the Consolidated Statements of Financial Condition.

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

The following table provides information about these instruments and any related collateral amounts at June 30, 2014 and 2013 (in thousands):

June 30, 2014
				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Reverse
Repurchase
Agreements	$ 72,582	$ -	$ 72,582	$ (72,346)	$ -	$ 236
Repurchase
Agreements	39,343	-	39,343	(39,343)	-	-

June 30, 2013
				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Reverse
Repurchase
Agreements	$ 51,996	$ -	$ 51,996	$ (51,808)	$ -	$ 188
Repurchase
Agreements	37,012	-	37,012	(37,012)	-	-

9.SECURITIES AVAILABLE FOR SALE

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

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of these investments at June  30, 2014 and 2013 (dollars in thousands):

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2014
Westwood common stock	2,219	$ 7	$ 216	$ -	$ (90)	$ 133
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	204,265	869	(476)	-	204,658
Municipal obligations	N/A	24,982	325	(8)	-	25,299
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	254,643	-	(6,788)	-	247,855
Municipal obligations	N/A	17,125	-	(222)	-	16,903
		$ 501,022	$ 1,410	$ (7,494)	$ (90)	$ 494,848

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2013
Westwood common stock	3,405	$ 7	$ 170	$ -	$ (31)	$ 146
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	479,970	138	(9,239)	-	470,869
Municipal obligations	N/A	29,289	-	(1,065)	-	28,224
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	4,127	-	(90)	-	4,037
		$ 513,393	$ 308	$ (10,394)	$ (31)	$ 503,276

In fiscal 2014 and 2013, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $177,085,000 and $319,836,000, including a net premium of $2,335,000 and $6,279,000, respectively.  The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.13 years at June 30, 2014 and 4.51 years at June 30, 2013) using the interest method.

During fiscal 2014, 2013 and 2012, the Bank recorded $2,407,000, $1,868,000 and $744,000, respectively, in amortization of the premium and received $62,629,000, $47,129,000 and $16,718,000, respectively, of principal and interest payments, recording $12,640,000, $7,585,000 and $2,393,000, respectively, in interest income on these securities.

During fiscal 2014, U.S. government and municipal obligations of $37,635,000 matured and the issuer redeemed $7,500,000 of U.S. government agency securities, purchased at a discount, at par, resulting in no gain.  During fiscal 2013, municipal obligations of $495,000 matured and the issuer redeemed $41,500,000 of U.S. government agency securities, purchased at a discount, at par, resulting in a gain of $20,000.

During fiscal 2013, the Company recognized a realized gain of $3,550,000 in net gains on principal transactions and a $2,308,000 (the $3,550,000 net of tax) reclassification adjustment from accumulated other comprehensive income from the sale of shares of U.S. Home Systems, Inc. (USHS) common stock owned by SWS Group at June 29, 2012. In fiscal 2014, 2013 and 2012, the Bank sold $91,926,000,  $25,788,000 and $66,936,000, respectively, in U.S. government and government agency securities, recognizing gains of $781,000, $100,000 and $557,000, respectively, in other revenue, a $508,000 (the $781,000 net of tax), $65,000 (the $100,000 net of tax) and $362,000 (the $557,000 net of tax), respectively, reclassification adjustment from accumulated other comprehensive income, respectively.

For the U.S. government and government agency obligations which were in a continuous unrealized loss position for 12 months or longer as of June 30, 2014, the Bank reviewed the circumstances of the loss position and determined that a permanent impairment was not necessary.  The Bank conducts an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis.  A decline in the fair market value of the security below the recorded amount and the severity and duration of the decline triggers the OTTI analysis. For securities where the decline in fair market value is below the amortized cost, OTTI would be recognized if: (i) the Bank had the intent to sell the security, (ii) the Bank determines that it is more likely than not that the Bank would be required to sell the security before recovery of its amortized cost and (iii) the Bank does not expect to recover the entire amortized cost of the security.  In estimating the Bank’s ability to recover the amortized cost basis of a security, the Bank considers the length of time the fair market value of the security has been less than the amortized cost, the extent to which the fair market value of the security is less than the amortized cost, the overall performance of the security and the financial condition of the issuer.

10.INVESTMENTS

SWS has interests in four investment partnerships that it accounts for under the equity method, which approximates fair value as described in Note 1(x), Fair Value of Financial Instruments.    One is a limited partnership venture capital fund in which SWS has invested $5,000,000.  Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $530,000 as of June  30, 2014 and $513,000 as of June 30, 2013.  SWS recorded net gains of $17,000 on this investment for fiscal year 2014 and net losses of $640,000 and $620,000 on this investment for fiscal years 2013 and 2012, respectively.  In fiscal 2013, SWS received cash distributions of $341,000 from this investment.  The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

Two investments are limited partnership equity funds to which the Bank has commitments of $3,000,000 and $2,000,000, respectively, and are considered cost effective ways of meeting its obligations under the CRA.  As of June 30,  2014 and June 30, 2013, the Bank’s recorded investments in these partnerships were $3,046,000 and $3,782,000, respectively.  During the fiscal years 2014, 2013 and 2012, the Bank recorded a  net loss of $736,000 and net gains of $882,000 and $1,192,000, respectively, related to these investments.  During the fiscal year 2014,  the Bank received no cash distributions and during fiscal years 2013 and 2012, the Bank received distributions of $2,400,000 and $517,000, respectively, from these investments.

On January 28, 2009, the Bank executed a $4,500,000 loan agreement with one of the partnerships.  The loan was amended on November 16, 2009 to increase the note amount to $5,000,000.  The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013.  At December 31, 2012, the loan was paid in full.  Prior to December 31, 2012, for the six-months ended December 31, 2012 and twelve-months ended June 30, 2012, the Bank earned approximately $111,000 and $243,000 in interest income, respectively.

On December 31, 2012, the Bank executed a new $5,000,000 loan agreement with one of the partnerships with a maturity date of December 31, 2015.  At June  30, 2014 and 2013, the outstanding balance was $3,848,000 and $2,549,000, respectively.  The loan bears interest at a rate of 4.25% per annum and interest is due monthly.  The Bank earned approximately $125,000 and $55,000 in interest income for the fiscal year ended June 30, 2014 and the six-months ended June 30, 2013, respectively.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund and to date has contributed $480,000 in the fund, including $300,000 invested pursuant to capital calls in November 2013 and March 2014.  During the fiscal years 2014 and 2013, the Bank recorded net losses of $116,000 and $118,000, respectively, related to this investment.    The recorded investment in this fund was $232,000 and $62,000 at June  30, 2014 and June 30, 2013, respectively.  During fiscal year 2014, the Bank received a cash distribution of $14,000 from this investment.  During fiscal year 2013, the Bank received no cash distribution from this investment.

11.INTEREST RATE SWAPS

In fiscal years 2013 and 2014,  the Bank entered into forward-start interest rate swaps to mitigate risk from its exposure to variability in interest payments on the Bank’s variable rate deposits.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements and are designated as cash flow hedges.  As of June  30, 2014 and June 30, 2013, the notional amount of interest rate swap agreements designated as cash flow hedging instruments was $115,000,000 with a net fair value of $(1,018,000),  and $100,000,000 with a net fair value of $1,789,000, respectively, included in other assets and other liabilities, on the Consolidated Statements of Financial Condition.  During fiscal year 2014, the Bank recognized net losses of $479,000 in other revenue on the Consolidated Statements of Comprehensive Loss as a result of the termination of two liability position swaps and cash flow hedging ineffectiveness, with a loss of $286,000 related to the termination of $446,000 of liability position swaps and a loss of $180,000 for hedging ineffectiveness.  The effective portion of gains and losses on the terminated derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings during 2014 was a loss of $13,000.

In addition, interest rate swaps are used by the Bank to manage interest rate risk on certain fixed rate loans funded with variable rate deposits which exposes the Bank to potential variability in its net interest margin.  These fixed rate loans include terms matching the interest rate swaps and are recorded at fair value under the fair value option election.  See discussion in Note 5, Loans and Allowance for Probable Loan Losses for information regarding these loans valued at fair value.  As of June  30, 2014 and June 30, 2013, the notional amount of interest rate swaps outstanding related to fixed rate loan transactions was $52,433,000 with a net fair value of $(457,000), and $13,902,000 with a fair value of $145,000, respectively, included in other assets and other liabilities on the Consolidated Statements of Financial Condition.  During the three-months ended December 31, 2013, the Bank paid its counterparty $12,000 to terminate one interest rate swap.

For the fiscal year 2014,  net losses recognized in other revenue on the Consolidated Statements of Comprehensive Loss as a result of changes in fair value of the interest rate swaps, not designated as cash flow hedges, were $614,000.  For the fiscal year 2013, there were $145,000 gains recognized as a result of changes in fair value in other revenue on the Consolidated Statements of Comprehensive Loss.

At June 30, 2014 and 2013, the Bank had two securities with combined carrying amounts of approximately $9,516,000 and $9,967,000, respectively, and fair value amounts of approximately $9,372,000 and $9,673,000, respectively, pledged to secure interest rate swaps.

12.INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, ("Ameritrade") to transfer Ameritrade’s correspondent clearing clients to the Company.  This transaction closed in July 2006.  As a result of this transaction, the Company recorded a customer relationship intangible of $5,060,000.  The intangible asset was amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships.  This intangible asset was fully amortized in July 2011 and SWS recognized approximately $6,000 of amortization expense in fiscal year 2012.

13.SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $400,000,000.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities.  These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit.  These arrangements can be terminated at any time by the lender.  Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.09% at June  30, 2014 and 0.07% at June 30, 2013).  The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below.  At June 30, 2014, the amount outstanding under these secured arrangements was $59,000,000, which was collateralized by securities held for firm accounts valued at $99,202,000.  At June 30, 2013, the amount outstanding under these secured arrangements was $86,500,000, which was collateralized by securities held for firm accounts valued at $120,568,000.

At June  30,  2014 and June 30, 2013, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.  This credit arrangement is provided on an “as offered” basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.  At June 30,  2014 and June 30, 2013, there were no amounts outstanding on this line.  At June  30,  2014 and 2013, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility.  The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.  The agreement was renewed on January 23, 2014 and has the same terms as the initial agreement.  As of June  30, 2014, there were no outstanding amounts under the committed revolving credit facility and as of June 30, 2013, there was $45,000,000 outstanding.  The secured borrowing was collateralized by securities with a value of $68,605,000 at June 30, 2013.

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

The Company also pledges customer securities to the Option Clearing Corporation to support open customer positions.  At June 30, 2014, the Company had pledged $74,326,000 to support these open customer positions.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities.  At June  30,  2014,  approximately $328,172,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $26,890,000 under securities loan agreements.  At June 30, 2013, approximately $329,013,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $18,408,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points.  At June  30,  2014 and June 30, 2013, the total amount available under this line was $42,857,000 and $28,267,000, respectively.  There was no amount outstanding at June  30,  2014 and June 30, 2013.

14.DEPOSITS

The Bank’s deposits at June  30,  2014 and 2013 consisted of the following (dollars in thousands):

	2014		2013
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$ 68,797	6.9%	$ 55,221	5.5%
Interest bearing demand accounts	7,921	0.8	7,723	0.8
Savings accounts	880,212	88.0	883,229	88.9
Limited access money market accounts	16,248	1.6	17,212	1.7
Certificates of deposit, less than $100,000	15,434	1.5	17,829	1.8
Certificates of deposit, $100,000 and greater	11,527	1.2	12,505	1.3
	$ 1,000,139	100.0%	$ 993,719	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.04% at both June  30,  2014 and 2013, respectively.

At June  30,  2014, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$ 12,907	$ 1,393	$ 328	$ 424	$ 382	$ 15,434
Certificates of deposit, $100,000 and greater	9,833	1,366	328	-	-	11,527
	$ 22,740	$ 2,759	$ 656	$ 424	$ 382	$ 26,961

The Bank is funded primarily by core deposits, with interest-bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

15.ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June  30,  2014 and 2013, advances from the FHLB were due as follows (in thousands):

	2014	2013
Maturity:
Due in one year	$ 1,551	$ 15,486
Due in two years	5,198	1,859
Due in five years	49,166	48,956
Due in seven years	8,292	12,809
Due in ten years	4,266	8,424
Due in twenty years	8,743	10,163
	77,216	97,697
Restructuring prepayment penalty	(86)	(132)
	$ 77,130	$ 97,565

The advances from the FHLB had interest rates ranging from less than 1% to 6% and were collateralized by approximately $220,052,000 in qualifying loans at June 30, 2014 (calculated at March 31, 2014).  The weighted average interest rate was 2.3% at June 30,  2014.  At June 30, 2013 (calculated at March 31, 2013), the advances from the FHLB had interest rates from less than 1% to 6% and were collateralized by approximately $181,000,000 in qualifying loans.  The weighted average interest rate was 2.7% at June 30, 2013.

During the second quarter of fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances.  Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances.  Amortization expense for the fiscal years 2014 and 2013 was $46,000 and $34,000, respectively.

At June  30,  2014, the Bank had net borrowing capacity with the FHLB of $142,836,000.

16.DEBT ISSUED WITH STOCK PURCHASE WARRANTS

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

On July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the Credit Agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”)), and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock).  These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock for each investor as of June 30, 2014 (assuming that the warrants are exercised in full).

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants.  The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants.  No shares of Series A Preferred Stock are issued or outstanding at June  30, 2014 and June 30, 2013. For additional discussion concerning the Series A Preferred Stock see the discussion in Note 20,  Preferred Stock.

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value.  Initial and subsequent valuations of the warrants use a binomial valuation model.  At initial valuation, July 29, 2011, the closing stock price was $5.45 per share yielding a fair value of $24,136,000.  At June  30, 2014 and June 30, 2013,  the closing stock prices used in the binomial valuation model were $7.28 and $5.45, respectively, and the warrants were valued at $27,796,000 and $24,197,000, respectively.  The change in fair value for fiscal years 2014, 2013 and 2012 of $(3,599,000), $3,613,000 and $(3,674,000),  respectively, was reflected as an unrealized loss on warrants valuation for fiscal 2014 and 2012 and an unrealized gain on warrant valuation for fiscal 2013  on the Consolidated Statements of Comprehensive Loss.  The warrants are classified as Level 3 in the fair value hierarchy as disclosed in Note 26, Fair Value of Financial Instruments.

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%.  At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method.  For fiscal years 2014, 2013 and 2012, the Company recorded $4,667,000, $4,026,000 and $3,212,000,  respectively, in accretion expense on the discount.  The resulting long-term debt balance at June 30,  2014 and 2013 was $87,769,000 and $83,102,000, respectively.  For both fiscal years 2014, 2013 and 2012,  the cash portion of the interest expense paid on the loan to Hilltop and Oak Hill was $8,000,000,  $8,000,000 and $7,355,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on a straight-line method, which approximates the effective interest method, over the term of the loan.  For both fiscal years 2014, 2013 and 2012, interest expense charged to operations was $492,000,  $492,000 and $451,000, respectively.

The Company recorded total interest expense for this obligation for the fiscal years 2014, 2013 and 2012 on the Consolidated Statements of Comprehensive Loss of $13,159,000, $12,518,000 and $11,018,000,  respectively.

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
•

maintain a total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio for the Bank that ensures the Bank is considered well capitalized or is required by federal law or regulation or action or directive by the Federal Reserve Board.

In addition, the covenants limit the Company’s and certain of the Company’s subsidiaries’ ability to, among other things:

•	incur additional indebtedness;
•	dispose of or acquire certain assets;
•	pay dividends on the Company’s capital stock;
•	make investments, including acquisitions; and
•	enter into transactions with affiliates.

The Company was in compliance with the financial covenants under the Credit Agreement as of June 30,  2014.  Should the Company determine it needs additional debt at SWS Group, the Company would require regulatory approval and approval from Hilltop and Oak Hill.

If the proposed merger with Hilltop occurs, Hilltop’s warrant to acquire the Company’s common stock, if outstanding, will be cancelled.

Concurrently with the execution of the Merger Agreement, the Company entered into a Letter Agreement with Oak Hill dated March 31, 2014 (the “Oak Hill Letter Agreement”).    Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop, Oak Hill will deliver to the Company the certificates evidencing its warrants and any loans of Oak Hill to the Company that are then outstanding under the Credit Agreement, and SWS will issue and deliver to Oak Hill, in exchange for its warrants and loans, the following consideration: (i) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger and (ii) an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger.

17.INCOME TAXES

Income tax expense (benefit) for the fiscal years 2014, 2013 and 2012 (effective rate of -15.8% in fiscal 2014, -400.0% in fiscal 2013 and 20.4% in fiscal 2012) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2014, 2013 and 2012) to loss before income tax expense (benefit)  and is comprised of the following (in thousands):

	2014	2013	2012
Income tax benefit at the statutory rate	$ (2,138)	$ (2,341)	$ (2,079)
Tax exempt interest	(1,160)	(998)	(872)
Tax exempt income from company-owned
life insurance ("COLI")	(735)	(377)	74
State income taxes, net of federal tax benefit	173	(419)	284
Non-deductible meals and entertainment	116	195	189
Non-deductible compensation	(17)	1,017	1,234
Valuation allowance	4,648	29,998	28
Return to accrual adjustment	66	(76)	(26)
Other, net	15	(244)	(43)
	$ 968	$ 26,755	$ (1,211)

Income taxes as set forth in the Consolidated Statements of Comprehensive Loss consisted of the following components (in thousands):

	2014	2013	2012
Current
Federal	$ 82	$ (76)	$ (10,402)
State	640	(571)	140
	$ 722	$ (647)	$ (10,262)

Deferred
Federal	$ 432	$ 27,159	$ 8,777
State	(186)	243	274
	246	27,402	9,051
Total income tax expense (benefit)	$ 968	$ 26,755	$ (1,211)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June  30, 2014 and 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets:
Employee compensation plans	$ 11,216	$ 11,378
Net operating loss carryforward	12,914	10,507
Allowance for probable loan losses	2,462	3,400
Securities available for sale	2,205	3,589
Bad debt reserve	1,902	2,177
Deferred rent	1,853	1,631
Long-term debt	1,406	-
State taxes	1,095	909
Investment in unconsolidated ventures	1,069	909
REO	718	139
Deferred income on loans	585	810
Interest rate swaps in cash flow hedging relationships	240	-
Other	836	513
Gross deferred tax assets	38,501	35,962
Valuation allowance	(35,452)	(30,870)
Net deferred tax assets	3,049	5,092

Deferred tax liabilities:
Interest rate swaps in cash flow hedging relationships	$ -	$ (626)
Fixed assets, net	(115)	(426)
Investment in unconsolidated ventures	-	(120)
Long-term debt	-	(82)
Other	(729)	(249)
Total gross deferred tax liabilities	(844)	(1,503)
Net deferred tax assets – included in other assets on the
Consolidated Statements of Financial Condition	$ 2,205	$ 3,589

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management considers all available evidence, both positive and negative, from the following expected sources of income: expected future reversals of deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.  ASC 740, “Income Taxes” provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the reliance on projections of future taxable income to support the recovery of deferred tax assets.  As of June 30, 2012, the Company had an allowance for deferred tax assets associated with its capital losses from investments.  At June 30, 2013, based on an evaluation of the positive and negative evidence, management determined that it was appropriate to increase the valuation allowance for its remaining deferred tax assets, except for the Bank’s securities available for sale.  Accordingly, the Company increased its allowance by $29,998,000 from $872,000 at June 29, 2012 to $30,870,000 at June 30, 2013. Based on activity in the current fiscal period, the allowance increased by $4,582,000 resulting in a valuation allowance of $35,452,000 at June  30, 2014. Despite the valuation allowance, these assets remain available to offset future taxable income.

Management did not establish a valuation allowance for the deferred tax asset generated on the Bank’s unrealized losses of its securities available for sale of $2,205,000, because the Bank currently has the intent and ability to hold these securities until they recover in value.  The Company intends to maintain a valuation allowance with respect to its deferred tax assets, other than the Bank’s securities available for sale, until sufficient positive evidence exists to support its reduction or reversal.

The Company had a deferred tax asset for net operating losses for federal income tax purposes of approximately $12,914,000 and $10,507,000 at June  30, 2014 and 2013, respectively.  In order to utilize the operating loss carryforwards, the Company must generate sufficient taxable income within the applicable carryforward period.  If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

A reconciliation of beginning and ending amounts of the net liability of uncertain tax positions is as follows (in thousands):

	June 30, 2014	June 30, 2013	June 29, 2012
Balance at the beginning of the year	$ 295	$ 1,125	$ 1,394
Increases as a result of tax positions taken during prior years	32	-	551
Increases as a result of tax positions taken during the current period	-	20	71
Decreases as a result of tax positions taken during prior years	(13)	(381)	(558)
Decreases as a result of tax positions taken during the current period	(20)	(10)	-
Lapse of applicable statute of limitations	(145)	(361)	(99)
Settlements	-	(98)	(234)
Balance at the end of the year	$ 149	$ 295	$ 1,125

While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense.  Included in the net liability is accrued interest and penalties of $41,000 and $9,000, net of federal expense and benefit, as of June 30, 2014 and June 30, 2013, respectively.  During the fiscal years ended June 30, 2014, June 30, 2013, and June 29, 2012, the Company recognized approximately $32,000, $(271,000), and $(42,000), net of federal expense (benefit), respectively, in interest and penalties in income tax expense.   The total amount of unrecognized income tax benefits that if recognized would reduce income tax expense was approximately $108,000,  $286,000 and $845,000 as of June 30, 2014, June 30, 2013 and June 29, 2012, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2010.  The Joint Committee completed its review of the Company’s federal tax returns for 2008 through 2011 with no exceptions, thereby concluding the matter.

18.REGULATORY CAPITAL REQUIREMENTS

Brokerage.  The Company’s broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital.  Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the Exchange Act.  Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items.  At June 30, 2014 and 2013, the net capital position of Southwest Securities was as follows (in thousands):

	June 30, 2014	June 30, 2013

Net capital	$ 156,423	$ 141,112
Less: required net capital	6,577	6,843
Excess net capital	$ 149,846	$ 134,269
Net capital as a percent of aggregate debit items	47.6%	41.2%
Net capital in excess of 5% aggregate debit items	$ 139,981	$ 124,005

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1 under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.  At June 30, 2014 and 2013, the net capital position of SWS Financial was as follows (in thousands):

	June 30, 2014	June 30, 2013

Net capital	$ 1,141	$ 713
Less: required net capital	250	250
Excess net capital	$ 891	$ 463

Banking.  The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier 1 (core) capital (as defined) to adjusted assets (as defined).  Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier 1 risk-based capital ratio is at least 6.00%, its Tier 1 (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.    At June  30, 2014,  the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well capitalized.

Until terminated on January 14, 2013, the Bank was restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”), originally issued by the Office of Thrift Supervision and then administered by the OCC.  In connection with the termination of the Order on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things: (i) adhere to the Bank’s written business and capital plan as amended from time to time and (ii) maintain a Tier 1 (core) capital ratio at least equal to nine percent (9%) and a total risk-based capital ratio of at least twelve percent (12%).

The Bank’s capital amounts and ratios at June  30, 2014 and 2013 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total risk-based capital	$ 185,582	25.5%	$ 58,147	8.0%	$ 72,683	10.0%
Tier I risk-based capital	177,640	24.4	29,073	4.0	43,610	6.0
Tier I (core) capital	177,640	14.1	50,508	4.0	63,135	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total risk-based capital	$ 181,909	24.9%	$ 58,465	8.0%	$ 73,081	10.0%
Tier I risk-based capital	172,734	23.6	29,233	4.0	43,849	6.0
Tier I (core) capital	172,734	13.5	51,081	4.0	63,851	5.0

19.EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan.    SWS has a defined contribution profit sharing/401(k) plan covering substantially all of its employees.  Employer provided profit sharing plan benefits become fully vested after six years of service by the participant.  Profit sharing contributions are accrued and funded at SWS’s discretion.  There were no profit sharing contributions in fiscal years 2014, 2013 and 2012.  The Company contributes a matching contribution equal to 100% of the participant’s salary reduction amount not in excess of 4% of the individual’s compensation.  SWS’s matching contributions vest immediately and the expense totaled approximately $3,952,000,  $4,086,000 and $3,979,000 in fiscal years 2014, 2013 and 2012, respectively.

Employees have an option to purchase shares of SWS Group’s common stock held as an investment in the 401(k) plan.  The 401(k) may purchase up to 1,500,000 of SWS Group’s common stock and at June 30, 2014, the total number of shares available for future purchases was 940,094.

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

At June 30, 2014 and June 30, 2013, the Company had approximately $22,752,000 and $19,290,000 in deferred compensation plan assets, including cash balances of $383,000 and $666,000, respectively.  The fair value of SWS Group common stock held in the deferred compensation plan at June 30, 2014 and June 30, 2013 was $2,264,000 and $1,644,000, respectively.  The fair value of Westwood common stock held in the deferred compensation plan at June 30, 2014 and June 30, 2013 was $133,000 and $146,000, respectively.  The cash surrender value of COLI held in the deferred compensation plan at June 30, 2014 and 2013 was $19,027,000 and $16,926,000, respectively.  Funds totaling $3,209,000 were invested in 310,941 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 30, 2014.  Funds totaling $3,345,000 were invested in 301,660 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 30, 2013.  Approximately $1,751,000,  $1,738,000 and $1,645,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal years 2014, 2013 and 2012, respectively.  The trustee of the deferred compensation plan is Wilmington Trust Company.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS.  The plan purchased 50,000 shares during fiscal 2014 at a cost of $288,000, or $5.76 per share.  The plan purchased 20,675 shares during fiscal 2013 at a cost of $121,000, or $5.86 per share.  During fiscal years 2014 and 2013, 40,719 and 24,867 shares, respectively, were sold or distributed pursuant to the plan.

Stock Option Plan.    At June 30, 2014 and June 30, 2013, SWS had no active stock option plans and, as of August 22, 2012, all outstanding options to acquire shares of common stock under the 1996 Plan had expired.

A summary of the status of SWS’s outstanding stock options as of June 29, 2012 is presented below:

	2012
		Weighted-
	Underlying	Average
	Shares	Exercise Price

Outstanding, beginning of period	198,069	$ 9.54
Exercised	-	-
Forfeited	(99,744)	10.13
Outstanding, end of period	98,325	$ 8.95
Exercisable, end of period	98,325

Restricted Stock Plan.    The 2003 Restricted Stock Plan allowed for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’s directors, officers and employees.  No more than 300,000 of the authorized shares could be newly issued shares of common stock.  The 2003 Restricted Stock Plan terminated on August 21, 2013.  On November 15, 2012, the stockholders of SWS Group, Inc. approved the adoption of the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan allows for awards of stock to

SWS’s directors, officers and employees and authorizes up to 2,630,000 shares of SWS’s common stock to be delivered pursuant to awards granted under the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan terminates on November 15, 2022. The vesting period for awards is determined on an individual basis by the Compensation Committee of the Board of Directors.  In general, restricted stock granted to employees under the 2012 and 2003 Restricted Stock Plans vests in equal amounts on each anniversary of the date of grant over a three year period or is subject to a four year cliff vesting schedule, and restricted stock granted to non-employee directors vests on the first anniversary of the date of grant.

During fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 348,810 shares with a weighted average market value of $7.02 per share.  During fiscal 2013, the Board of Directors approved grants to various officers and employees totaling 65,079 shares of restricted stock with a weighted average market value of $4.84 per share.    During fiscal year 2014, the Board of Directors approved grants to various officers and employees totaling 199,891 shares of restricted stock with a weighted average market value of $5.64 per share.  As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $3,543,000.  For the fiscal years 2014, 2013 and 2012,  SWS recognized compensation expense related to restricted stock grants of approximately $901,000,  $1,090,000 and $1,155,000, respectively.

Upon vesting of the shares granted under the Company’s restricted stock plans, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting.  The table below summarizes the number and fair value of vested shares repurchased to cover grantees’ tax liabilities (dollars in thousands, except share and per share amounts).

		Purchase	Weighted- Average
	Shares Purchased	Price	Price per Share

Fiscal year ended
June 30, 2014	1,094	$ 6	$ 5.55
June 30, 2013	9,618	$ 56	$ 5.83

At June  30, 2014, the total number of shares outstanding under the Restricted Stock Plan was 417,137 and the total number of shares available for future issuance was 2,383,016.

20.PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share.  The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at June 30,  2014 and 2013.  If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding.  The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in Note 16,  Debt Issued with Stock Purchase Warrants.

21.INTEREST INCOME AND INTEREST EXPENSE

For the fiscal years ended June  30, 2014, June 30, 2013 and June 29, 2012 and, for the Bank, for fiscal years ended June 30, 2014, 2013 and 2012, the components of interest income and expense were as follows (in thousands):

	For the Fiscal Year Ended
	June 2014	June 2013	June 2012

Interest income:
Customer margin accounts	$ 8,849	$ 8,236	$ 8,604
Assets segregated for regulatory purposes	126	121	197
Stock borrowed	34,683	36,074	52,620
Loans	26,742	37,644	48,819
Bank investments	11,153	6,968	3,137
Other	5,514	8,307	8,743
	$ 87,067	$ 97,350	$ 122,120

Interest expense:
Customer funds on deposit	$ 120	$ 232	$ 342
Stock loaned	25,972	27,084	41,048
Deposits	355	468	808
Federal Home Loan Bank	2,426	2,721	3,920
Long-term debt	13,159	12,518	11,018
Other	2,894	3,438	3,182
	44,926	46,461	60,318
Total net interest revenue	$ 42,141	$ 50,889	$ 61,802

22.LOSS PER SHARE

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for fiscal years 2014, 2013 and 2012 (in thousands, except share and per share amounts):

	2014	2013	2012

Net loss	$ (7,078)	$ (33,445)	$ (4,729)

Weighted average shares outstanding – basic	32,996,779	32,870,003	32,649,544
Effect of dilutive securities	-	-	-
Weighted average shares outstanding – diluted	32,996,779	32,870,003	32,649,544

Loss per share – basic
Net loss	$ (0.21)	$ (1.02)	$ (0.14)

Loss per share – diluted
Net loss	$ (0.21)	$ (1.02)	$ (0.14)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As a result of the net loss for the fiscal years 2014, 2013 and 2012, the warrants to acquire 17,391,304 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

At June 29, 2012, options to acquire approximately 98,000 shares of common stock were outstanding under SWS’s stock option plans, see Note 19, Employee Benefits.  As a result of the net loss in fiscal year 2012, all options were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.  As a result of the expiration of all options to acquire shares of common stock on August 22, 2012, there was no effect on the calculation of diluted weighted average shares outstanding or diluted EPS in fiscal year 2013.

The Company did not declare a dividend during the fiscal years 2014, 2013 and 2012.

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

23.SEGMENT REPORTING

SWS operates the following four business segments:

•

Clearing: The clearing segment provides clearing and execution services (generally on a fully disclosed basis) for securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading.

•

Retail Brokerage:  The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of the Company’s employees that are registered representatives and the Company’s independent contractors who are under contract with SWS Financial.

•

Institutional Brokerage:  The institutional brokerage segment serves institutional customers in securities borrowing and lending, municipal finance, sales, trading and underwriting of taxable and tax-exempt fixed income securities and equity trading.

•	Banking: The Bank offers traditional banking products and services, focusing on industrial and small business lending, commercial real estate lending and mortgage purchase.

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

The following table presents the Company’s operations by the segments outlined above for the fiscal years 2014, 2013 and 2012:

	FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 30, 2014

Operating revenue	$ 14,145	$ 108,892	$ 97,834	$ 1,937	$ 1,413	$ 224,221
Net intersegment revenues	(712)	706	(231)	3,278	(3,041)	-
Net interest revenue	6,099	3,565	10,377	35,114	(13,014)	42,141
Net revenues	20,244	112,457	108,211	37,051	(11,601)	266,362
Non-interest expenses	16,958	102,864	84,696	26,297	38,058	268,873
Other losses	-	-	-	-	(3,599)	(3,599)
Depreciation and amortization	20	843	312	1,480	2,739	5,394
Net income (loss) before taxes	3,286	9,593	23,515	10,754	(53,258)	(6,110)
Assets (*)	271,381	211,105	2,240,750	1,257,799	10,235	3,991,270

June 30, 2013

Operating revenue	$ 12,875	$ 107,109	$ 95,569	$ 2,678	$ 2,533	$ 220,764
Net intersegment revenues	(725)	714	(227)	3,458	(3,220)	-
Net interest revenue	6,063	3,331	12,378	41,423	(12,306)	50,889
Net revenues	18,938	110,440	107,947	44,101	(9,773)	271,653
Non-interest expenses	19,419	107,942	87,081	31,359	36,155	281,956
Other gains	-	-	-	-	3,613	3,613
Depreciation and amortization	66	872	421	1,747	2,376	5,482
Net income (loss) before taxes	(481)	2,498	20,866	12,742	(42,315)	(6,690)
Assets (*)	260,824	212,001	1,836,469	1,269,308	36,093	3,614,695

June 29, 2012

Operating revenue	$ 12,558	$ 103,150	$ 114,498	$ 2,714	$ (1,299)	$ 231,621
Net intersegment revenues	(770)	676	128	3,657	(3,691)	-
Net interest revenue	6,056	3,732	15,579	47,228	(10,793)	61,802
Net revenues	18,614	106,882	130,077	49,942	(12,092)	293,423
Non-interest expenses	20,368	108,788	90,423	42,626	33,484	295,689
Other losses	-	-	-	-	(3,674)	(3,674)
Depreciation and amortization	75	921	416	1,922	2,445	5,779
Net income (loss) before taxes	(1,754)	(1,906)	39,654	7,316	(49,250)	(5,940)
Assets (*)	279,367	203,916	1,600,659	1,306,653	71,564	3,462,159

________

(*)  Assets are reconciled to total assets as presented in the June  30, 2014, June 30, 2013 and June 29, 2012 Consolidated Statements of Financial Condition as follows (in thousands):

	June 30, 2014	June 30, 2013	June 29, 2012
Amount as presented above	$ 3,991,270	$ 3,614,695	$ 3,462,159
Reconciling items:
Unallocated assets:
Cash	16,709	12,071	9,365
Receivables from brokers, dealers and clearing
organizations	31,655	81,378	44,780
Receivable from clients, net of allowances	19,171	51,437	17,231
Other assets	31,271	24,037	20,504
Unallocated eliminations	(14,170)	(3,245)	(7,196)
Total assets	$ 4,075,906	$ 3,780,373	$ 3,546,843

24.COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The discovery stage of the lawsuits has been completed and a trial date has been set.  The ultimate amount of liability associated with the lawsuits cannot currently be determined.  However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred.  At June  30, 2014 and 2013, the Company had a recorded liability of approximately $1,000,000 related to this matter.

Merger Litigation. Two putative class actions on behalf of purported stockholders of the Company challenging the proposed merger of the Company and Peruna are pending in the Court of Chancery of the State of Delaware.  Both lawsuits name as defendants the Company, the members of the BOD, Hilltop, and Peruna, (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint.

The complaint generally alleges, among other things, that the BOD breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, and that the other defendants aided and abetted such breaches of fiduciary duty.  The complaint alleges, among other things, that the BOD labored under conflicts of interest, and that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with other potential bidders, and that the Form S-4 filed by Hilltop on May 29, 2014 omits or misstates certain material information.  The complaint seeks relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.  On June 16, 2014, plaintiffs moved for a preliminary injunction prohibiting the consummation of the merger, and for expedited proceedings in connection therewith.  Pursuant to negotiations between the parties to the lawsuit, plaintiffs subsequently withdrew those motions.

The Company believes the claims are without merit and intends to defend against them vigorously.  There can be no assurance, however, with regard to the outcome of this lawsuit.  Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Contingency.  In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the Internal Revenue Service (“IRS”) for the tax period ended December 31, 2005.  The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000.

The Company would be responsible for approximately $2,500,000 of the proposed assessment including penalties based on its partnership interest.  Interest is also accruing on this proposed assessment.  As of June 30, 2014, the Company has not accrued an amount on the financial statements due to the uncertainty regarding the proposed assessment.  The matter relates to certain transactions that occurred during 2005 concerning one of the limited partnership venture capital fund’s subsidiaries.  The limited partnership venture capital fund engaged tax counsel and filed a tax court petition in February 2014.  Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Leases.  SWS leases its offices and certain data processing equipment used in its brokerage operations under non-cancelable operating lease agreements.  The Company recognizes escalating lease payments on a straight line basis over the term of each respective lease with the difference between cash payment and rent expense recorded as deferred rent and included in other liabilities in the Consolidated Statements of Financial Condition.  Rental expense for facilities and equipment leases for fiscal years 2014, 2013 and 2012 aggregated approximately $9,648,000,  $10,349,000 and $10,944,000, respectively.

The future rental payments for the non-cancelable operating leases at June 30, 2014 are included in the table below (in thousands).  Of the $40,483,000 in lease commitments, no amounts have been reserved for as impaired.

Operating
Leases
Fiscal year:
2015	$ 8,095
2016	6,950
2017	5,786
2018	4,888
2019	4,593
Thereafter	10,171
Total minimum lease payments	$ 40,483

Bank’s Equity Investments.   The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds.  These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement.  Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund.  As of June  30, 2014, $480,000 in contributions have been made by the Bank to this fund.  The commitment in the private investment fund expires in fiscal 2022 with the possibility of two additional one-year extensions.

Underwriting.    Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price.  Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.  At June  30, 2014, the Company had $3,715,000 of potential liabilities due under outstanding underwriting arrangements.

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

As of June  30, 2014, the Bank had issued stand-by letters of credit in the amount of $137,000.  The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien.  The collateral on these letters of credit consists of certificates of deposit.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower.  At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit.  As of June 30, 2014, the Bank had commitments of $54,924,000 relating to revolving lines of credit and unfunded commitments.  In addition, as of June  30, 2014, the Bank had approved unfunded new loans in the amount of $9,009,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements.  The Bank evaluates the customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.  The Bank did not incur any significant losses on its commitments during fiscal 2014.  In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at June  30, 2014.

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

25.AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank.  These funds are FDIC insured up to $250,000.  The funds are considered core deposits and are the primary funding source for the Bank.  The Bank’s total core deposits were $1,000,597,000 and $993,871,000 at June 30, 2014 and June 30, 2013, respectively.  At June 30, 2014 and June 30, 2013, clients of Southwest Securities had invested $873,136,000 and $878,434,000, respectively, in Bank Insured Deposits at the Bank.

In the ordinary course of business, the Bank has transactions, including borrowings and deposits, with its executive officers, directors and their affiliates.  It is the policy of the Bank that such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.  There were $3,245,000 at June 30, 2014 and $3,358,000 at June 30, 2013 of such borrowings outstanding.  The Bank recorded $197,000 and $203,000 of interest income on affiliate loans in fiscal years 2014 and 2013, respectively, and no interest income on affiliate loans in fiscal 2012.  Aggregate deposits from affiliates totaled approximately $1,097,000 and $1,664,000 at June 30, 2014 and 2013, respectively.

26.FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Loans measured at fair value,” “Securities owned, at fair value,” “Securities available for sale”, “Securities sold, not yet purchased, at fair value”, “Interest Rate Swaps” and “Warrants” which were measured at fair value on a recurring basis at June 30, 2014 and 2013. See Note 1(x), Fair Value of Financial Instruments.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2014
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ -	$53,148	$ 53,148
	$ -	$ -	$53,148	$ 53,148

Securities owned, at fair value
Corporate equity securities	$ 680	$ -	$475	$ 1,155
Municipal obligations	-	48,224	4,023	52,247
U.S. government and government agency obligations	8,013	42,546	-	50,559
Corporate obligations	-	95,625	87	95,712
Other	982	34,970	-	35,952
	$ 9,675	$ 221,365	$4,585	$ 235,625

Securities available for sale
Westwood common stock	$ 133	$ -	$-	$ 133
U.S. government and government agency obligations	-	452,513	-	452,513
Municipal obligations	-	42,202	-	42,202
	$ 133	$ 494,715	$-	$ 494,848

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 9	$-	$ 9
U.S. government and government agency obligations	72,708	1,683	-	74,391
Corporate obligations	-	46,814	-	46,814
Other	-	141	-	141
	$ 72,708	$ 48,647	$-	$ 121,355

Interest Rate Swaps - Net
Interest Rate Swaps - Net	$ -	$ 1,475	$-	$ 1,475
	$ -	$ 1,475	$-	$ 1,475

Warrants
Warrants	$ -	$ -	$27,796	$ 27,796
	$ -	$ -	$27,796	$ 27,796

Net assets (liabilities)	$ (62,900)	$ 665,958	$29,937	$ 632,995

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ 13,757	$-	$ 13,757
	$ -	$ 13,757	$-	$ 13,757

Securities owned, at fair value
Corporate equity securities	$ 895	$ -	$625	$ 1,520
Municipal obligations	-	30,116	-	30,116
U.S. government and government agency obligations	3,300	38,229	-	41,529
Corporate obligations	-	127,779	120	127,899
Other	692	7,877	-	8,569
	$ 4,887	$ 204,001	$745	$ 209,633

Securities available for sale
Westwood common stock	$ 146	$ -	$-	$ 146
U.S. government and government agency obligations	-	474,906	-	474,906
Municipal obligations	-	28,224	-	28,224
	$ 146	$ 503,130	$-	$ 503,276

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 1,934	$-	$ 1,934
	$ -	$ 1,934	$-	$ 1,934

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 10	$-	$ 10
U.S. government and government agency obligations	45,415	8,671	-	54,086
Corporate obligations	-	80,639	-	80,639
	$ 45,415	$ 89,320	$-	$ 134,735

Warrants
Warrants	$ -	$ -	$24,197	$ 24,197
	$ -	$ -	$24,197	$ 24,197

Net assets (liabilities)	$ (40,382)	$ 633,502	$(23,452)	$ 569,668

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Loans	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	Warrants	Total
Ending balance at June 30, 2013	$ -	$ 625	$ -	$ 120	$ (24,197)	$ (23,452)
Redemption/sale of security	-	(150)	-	-	-	(150)
Unrealized loss	-	-	-	(40)	-	(40)
Unrealized gain	664	-	-	7	-	671
Transfers from Level 2 to Level 3	35,333	-	4,023	-	-	39,356
Loan pay downs	(479)	-	-	-	-	(479)
Loan originations with the
execution of interest rate swaps	17,630	-	-	-	-	17,630
Decrease in warrants valuation
(unrealized gain)	-	-	-	-	5,204	5,204
Increase in warrants valuation
(unrealized loss)	-	-	-	-	(8,803)	(8,803)
Ending balance at June 30, 2014	$ 53,148	$ 475	$ 4,023	$ 87	$ (27,796)	$ 29,937

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.  During the fiscal year 2014, the Company transferred the loans measured at fair value and $4,023,000 of municipal bonds  from Level 2 to Level 3 due to a lack of observable data to support a Level 2 valuation.

Changes in unrealized gains (losses) and realized gains (losses) for corporate obligations, municipal bonds and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  Changes in unrealized gain (loss) for the warrants are presented in unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The total unrealized loss included in earnings related to assets and liabilities still held for the fiscal years 2014 and 2013 was $8,843,000 and $12,102,000, respectively.  The total unrealized gains included in earnings related to assets and liabilities still held for the fiscal years 2014 and 2013 was $6,070,000 and $15,638,000, respectively.  A realized loss of $3,308,000 was recognized for fiscal 2013 in association with the Level 3 corporate obligations.

In fiscal year 2014, the Company redeemed six auction rate preferred securities valued at the time of sale at $150,000, recognizing no gain or loss on the redemptions.

In the fiscal year 2013, the Company sold one municipal auction rate bond and redeemed one auction rate preferred security valued at the time of sale at $20,304,000 and $50,000, respectively, recognizing no gain or loss on the transactions.  In fiscal 2013, a total unrealized loss of $702,000, representing a write-down on the municipal auction rate bond, was recognized.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of June 30, 2014 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted-Average)

Loans measured at fair value
Loans measured at fair value	$ 53,148	Discounted cash flow	Discount Rate	4.09%-5.08% (4.45%)

Securities owned, at fair value
Corporate equity securities- auction rate preferred	475	Analysis of comparable securities	N/A	N/A

Municipal Obligations	4,023	Discounted cash flow	N/A	N/A

Corporate obligations	87	Discounted cash flow	N/A	N/A
Warrants
Warrants	27,796	Binomial Model	Derived Volatility	25% - 32% (28%)

The loans are independently valued quarterly using a discounted cash flow model which factors in the relevant contractual loan terms and then present valued back to a market-based discount rate.  The market-based discount rate is based on how the subject loans would be priced as of the valuation date and therefore include normal credit loss expectations, given the underlying underwriting standards including loan to value ratio and debt coverage ratios for the subject portfolio.  The rate at which the loans are discounted is based upon London Interbank Offered Rate (LIBOR), Bank preferential return and terms of the loan.

At June 30, 2014, the Company held 19 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $475,000.  Since June 2010, the Company has held up to $1,825,000 in Level 3 auction rate preferred securities, of which $1,350,000 have been redeemed at par.  The remaining $475,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par.  While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted.  To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds municipal bond obligations in an entity which is currently undergoing restructuring and has been under a letter of intent to be acquired since February 2013.  Due to the restructuring transaction, the bond is not readily traded in the market.  The municipal obligations are valued using a discounted cash flow model with observable market data, however, due to the decrease in the number of transactions from which to evaluate the bond’s market environment, the Company has determined that these bonds should be valued at Level 3.  The valuation method is listed in the table above. The Company will continue to monitor the trading and deal progress to ensure an accurate valuation is utilized.

The Company holds $3,505,000 of corporate obligation bonds currently valued at $87,000.  The corporate bonds are valued using a discounted cash flow model with observable market data, however, due to the distressed nature of these bonds, the Company has determined that these bonds should be valued at Level 3.

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

The following table summarizes by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at June 30, 2014 and June 30, 2013 (in thousands):

June 2014	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 13,713	$ 13,713
REO	-	-	4,875	4,875
Impaired servicing assets	-	-	447	447
	$ -	$ -	$ 19,035	$ 19,035

June 2013
Impaired loans (1)	$ -	$ -	$ 20,086	$ 20,086
REO	-	-	10,165	10,165
	$ -	$ -	$ 30,251	$ 30,251

_____________

 (1)   Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the fiscal years ended June 30, 2014 and 2013, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $714,000 and $3,718,000, respectively.  For the fiscal years ended June 30, 2014 and 2013, adjustments to the fair value of REO property held at June 30, 2014 and 2013, respectively, resulted in a charge to earnings as a write-down of REOs of $252,000 and $1,396,000, respectively.  For the fiscal year ended June 30, 2014, adjustments to the fair value of servicing assets resulted in a charge to earnings as an impairment for servicing assets of $12,400.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of ASC 820  “Fair Value Measurements and Disclosures” are discussed in Note 1(x) Fair Value of Financial Instruments – Other Fair Value Disclosures. The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at June 30, 2014 and 2013 were as follows (in thousands):

		June 30, 2014		June 30, 2013
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$ 99,620	$ 99,620	$ 111,046	$ 111,046
Restricted cash and cash equivalents	1	-	-	30,047	30,047

Securities held to maturity:
GNMA securities	2	12,549	12,952	17,423	17,965
Loans, net:
Purchase mortgage loans held for investment	3	133,854	133,618	174,037	173,738
Other loans held for investment	3	427,354	429,062	420,789	437,916
Servicing assets	3	447	447	412	414

Financial liabilities:
Short-Term Borrowings	1	59,000	59,000	131,500	131,500
Deposits:
Deposits with no stated maturity	2	973,178	968,072	963,385	959,578
Time deposits	2	26,961	27,136	30,334	30,736
Advances from FHLB	2	77,130	78,891	97,565	100,408
Long-term debt	3	87,769	99,841	83,102	86,822

27.FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the accompanying consolidated balance sheets of SWS Group, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 5, 2014 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the internal control over financial reporting of SWS Group, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s annual report on Form 10-K for the year ended June 30, 2014. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated September 5, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 5, 2014

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 30, 2014 and June 30, 2013

(In thousands)

	2014	2013
Assets
Restricted cash and cash equivalents	$ -	$ 30,047
Investment in subsidiaries, at equity	421,942	408,954
Securities available for sale	133	146
Deferred compensation asset	19,410	17,593
Loan receivable from Southwest Securities, Inc.	30,000	-
Deferred tax asset	(10,148)	(14,971)
Other assets	2,499	3,273
	$ 463,836	$ 445,042

Liabilities and Stockholders’ Equity
Long-term debt	$ 87,769	$ 83,102
Stock purchase warrants (“warrants”)	27,796	24,197
Other liabilities	38,399	22,457
Stockholders’ equity	309,872	315,286
	$ 463,836	$ 445,042

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of  Comprehensive Loss

and Stockholders’ Equity

Years Ended June 30, 2014, June 30, 2013 and June 29, 2012

(In thousands)

	2014	2013	2012
Revenue:
Net gains (losses) on principal transactions	$ 97	$ 3,719	$ (12)
Interest revenue	192	212	225
Other revenue	2,134	474	(785)
	2,423	4,405	(572)
Expenses:
Other expense	25,676	21,572	19,115

Other (losses) gains:
Unrealized (loss) gain on warrants valuation	(3,599)	3,613	(3,674)

Loss before income tax (benefit) expense and equity in earnings of subsidiaries	(26,852)	(13,554)	(23,361)
Income tax (benefit) expense	(5,500)	24,787	(7,794)
Loss before equity in earnings of subsidiaries	(21,352)	(38,341)	(15,567)
Equity earnings of subsidiaries	14,274	4,896	10,838
Net loss	(7,078)	(33,445)	(4,729)
Other comprehensive income (loss):
Net income (loss) recognized in other comprehensive income of subsidiary, net of tax
of $686 in 2014; $(3,378) in 2013 and $644 in 2012 on available for sale securities	1,277	(6,272)	1,195
Realized gain on sale of securities available for sale, net of tax of
$(273) in 2014; $(1,277) in 2013 and $(195) in 2012	(508)	(2,373)	(362)
Net gains recognized in other comprehensive income, net of tax of $0 in 2014;
$294 in 2013 and $615 in 2012 on available for sale securities	46	566	1,147
Net income (loss) recognized in other comprehensive loss	815	(8,079)	1,980

Comprehensive loss	(6,263)	(41,524)	(2,749)

Stockholders’ equity at beginning of year	315,286	355,702	357,469
Restricted stock plan	895	1,033	1,093
Shortfall for taxes on vesting of restricted stock	-	-	(62)
Deferred compensation plan	(46)	75	(49)
Stockholders’ equity at end of year	$ 309,872	$ 315,286	$ 355,702

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 30, 2014, June 30, 2013 and June 29, 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$ (7,078)	$ (33,445)	$ (4,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on long-term debt	4,667	4,026	3,212
Amortization of deferred debt issuance costs	492	492	451
Increase (decrease) in fair value of warrants	3,599	(3,613)	3,674
Deferred income tax benefit	(10,130)	(5,178)	(1,584)
Allowance for deferred tax asset	4,582	29,998	28
Deferred compensation for deferred compensation plan and restricted stock plan	(1,826)	(777)	1,516
Gain on sale of available for sale and investment securities	-	(3,550)	-
Equity in undistributed earnings of subsidiaries	(12,219)	(22,956)	(39,436)
Equity in (gains) losses of unconsolidated ventures	(17)	640	620
Dividend received on investments	(2)	(3)	(43)
Shortfall for taxes on vesting of restricted stock	-	-	62
Change in operating assets and liabilities:
Decrease in restricted cash	49
Increase in loans receivable to subsidiaries	(30,000)	-	-
(Increase) decrease in securities owned	(97)	(169)	12
Increase in other assets	(699)	(2,792)	(772)
Increase (decrease) in other liabilities	8,021	11,599	(695)
Net cash used in operating activities	(40,658)	(25,728)	(37,684)

Cash flows from investing activities:
Payments on notes and other accounts/loans with subsidiaries	-	-	(50,000)
Repayments on notes and other accounts with subsidiaries	10,629	20,768	17,766
Cash received from investments	-	341	-
Proceeds from the sale of securities available for sale	-	4,464	-
Proceeds from redemption of restricted cash investment bond	30,000	-	-
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital
Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in
restricted fund	-	-	(30,000)
Net cash provided by (used in) investing activities	40,629	25,573	(62,234)

Cash flows from financing activities:
Payment of cash dividends on common stock	-	-	-
Shortfall for taxes on vesting of restricted stock	-	-	(62)
Proceeds related to the deferred compensation plan	317	276	309
Purchase of treasury stock related to deferred compensation plan	(288)	(121)	(329)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital
Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	-	-	100,000
Net cash provided by financing activities	29	155	99,918
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$ -	$ -	$ -

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. ("Registrant") should be read in conjunction with the notes to the consolidated financial statements for the years ended June 30, 2014, June 30, 2013 and June 29, 2012 included elsewhere in this Annual Report on Form 10-K.