Form 10-K/A
period 2014-06-30
SWS GROUP INC
filed 2014-09-26
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

SWS Group, Inc. (together with its subsidiaries, “we,” “our,” “us,” “SWS” or the “company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2014, originally filed on September 5, 2014 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment amends Part III of the Original Filing to include the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing because the company has not and will not file a Definitive Proxy Statement on Schedule 14A within 120 after the end of the fiscal year covered by this report. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.

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

SWS, Hilltop, their respective directors and certain of their executive officers and other members of management and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction.   Information about the directors and executive officers of SWS is set forth herein for the year ended June 30, 2014.  Information about the directors and executive officers of Hilltop is set forth in its most recent proxy statement, which was filed with the SEC on May 2, 2014.  Other information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.

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

Name	Age	Position
James H. Ross	64	Director, President and Chief Executive Officer
J. Michael Edge	37	Senior Vice President, Interim Chief Financial Officer and Treasurer
Daniel R. Leland	53	Executive Vice President
Richard H. Litton	67	Executive Vice President
W. Norman Thompson	58	Executive Vice President and Chief Information Officer
Allen R. Tubb	60	Executive Vice President, General Counsel and Secretary
Robert A. Chereck	66	Executive Chairman and President of Southwest Securities, FSB

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

Short-Term Borrowings and Advances from Federal Home Loan Bank

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

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of our common stock per investor as of July 29, 2011 (assuming the warrants are exercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of June 30, 2014, SWS Group had utilized all of the $100.0 million under the unsecured loan by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million, (iii) contributing $30.0 million in capital to Southwest Securities and (iv) loaning $30.0 million to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.  See Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data” for additional information concerning this Credit Agreement.

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

Net cash used in financing activities totaled $54.2 million for fiscal 2014 and net cash provided by financing activities totaled $34.1 million and $4.3 million for fiscal 2013 and 2012, respectively.  For fiscal 2014, the primary driver of the cash used in financing activities was a decrease in net cash proceeds from short-term borrowings and advances form the FHLB offset by an increase in deposits at the Bank. The primary driver of the cash provided by financing activities in fiscal 2013 was an increase in cash proceeds from short-term borrowings and the FHLB, offset by a decrease in deposits at the Bank.

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

Banking.  Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames.  This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads.  We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short-term funding and by matching fixed rate liabilities with similar longer term fixed rate assets.  The Bank has established percentage change limits in both interest margin and net portfolio value.  To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates.  To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared using internal modeling data for net portfolio value.  These analyses are conducted on a quarterly basis for the Bank’s BOD.

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
Senior Vice President, Interim Chief
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information with respect to our executive officers, see Item 1. “Business-Executive Officers of the Registrant”.   The names of our directors and their respective ages, positions and qualifications are listed below as of September 26, 2014.  Each such director was elected to serve on our BOD at the 2013 annual meeting of stockholders that was held on November 14, 2013.

Robert A. Buchholz (age 54)

Mr. Buchholz has served as a director since May 2008.  Mr. Buchholz is the Chief Financial Officer of the Episcopal School of Dallas, an independent school serving Pre-Kindergarten to 12th grade students.  He has served in that capacity since October 2011.  Mr. Buchholz is Chairman of the Board and founder of Town Center Holdings, Inc. in Dallas, Texas.  Town Center Holdings, Inc. is the former parent company of Town Center Bank.  Town Center Bank merged with Independent Bank of McKinney, Texas on July 30, 2010. Before organizing Town Center Bank in 2003, Mr. Buchholz was a practicing attorney in North Carolina.  Prior to entering the legal field, Mr. Buchholz served as an officer of Southwest Securities Group, Inc. (now SWS Group, Inc.) in Dallas from 1985 to 1995, advancing to President and serving as a member of the BOD.  He is also a former certified public accountant. Mr. Buchholz is a director of Blue Sky Technologies, Inc.  He is a member of the Business Honors Program Advisory Council of the University of Texas at Austin.  The BOD concluded that Mr. Buchholz should serve as a director of the company for the following reasons:  (i) his prior role as Chairman and founder of Town Center Bank allows him to assist the BOD with the oversight of our bank and its interaction with various regulators; (ii) as a former director and executive officer of the company, he is well versed in the business of our broker/dealer and its oversight by multiple regulators;  (iii) he brings both legal and accounting expertise to the BOD from his prior professional experience as an attorney and a certified public accountant and (iv) as a past executive of the company and of Town Center Bank, he is capable of assisting the BOD with oversight of senior level management, as well as oversight of the company’s business policies.

Brodie L. Cobb (age 53) (2)

Mr. Cobb has served as a director since 1999.  He is the founder, Chief Executive Officer and Managing Director of San Francisco-based The Presidio Group LLC, a specialty advisory firm focusing on mergers and acquisitions, private financings and wealth management, where he has served from 1997 to the present.  Mr. Cobb's previous experience includes serving as a Vice President at Montgomery Securities from 1995 to 1997 and as an Associate at Credit Suisse First Boston LLC from 1992 to 1995.  The BOD concluded that Mr. Cobb should serve as a director of the company for the following reasons: (i) as a founder and managing director of The Presidio Group he provides expertise in overseeing senior management and (ii) he is frequently called upon to share his expertise with the full BOD on strategic planning.

J. Taylor Crandall (age 60) (3)

Mr. Crandall has served as a director since August 2011.  Mr. Crandall is a founding Managing Partner of Oak Hill Capital Management, LLC (“OHCM”) and has been part of the firm (and its predecessors) since 1986.  He has senior responsibility for originating, structuring and managing investments for the firm's Media and Telecom and Technology industry groups.  Mr. Crandall has also served as Chief Operating Officer of Keystone, Inc., the primary investment vehicle for Robert M. Bass.  Prior to joining OHCM, Mr. Crandall was a Vice President with the First National Bank of Boston.  Mr. Crandall serves on the Board of Directors of LocalTV Holdings, LLC, Intermedia.net, Inc., Wave Division Holdings, LLC, Dave & Buster’s, Inc., ViaWest, Inc., and subsidiaries of Firth Rixson.  Mr. Crandall is the secretary-treasurer of the Anne T. and Robert M. Bass Foundation, the trustee of the Lucile Packard Foundation for Children’s Health and currently serves on the boards of trustees of the Cystic Fibrosis Foundation, The Park City Foundation, Powdr Corporation and the U.S. Ski and Snowboard Team Foundation.  Mr. Crandall earned a B.A. degree, magna cum laude, from Bowdoin College, where he has served on the Board of Overseers.  Mr. Crandall also received an honorary doctorate in humane letters from Bowdoin College in 2010.  The  BOD concluded that Mr. Crandall should serve as a director of the company for the following reasons: (i) his financial and accounting experience; (ii) his experience in management and board governance, including his experience originating, structuring, managing and overseeing investments as Managing Partner of OHCM and (iii) his management experience as Chief Operating Officer of Keystone, Inc. and Vice President of First National Bank of Boston, as well as (iv) his oversight experience from serving on the Board of Directors of several public and private companies.

Christie S. Flanagan (age 76) (1)(2)

Mr. Flanagan has served as a director since November 2011.  Mr. Flanagan has practiced law since 1962 and has served as Counsel to Hunton & Williams, LLP, of Dallas since April 2007. From 2002 to 2007, he was Of Counsel to Jenkens & Gilchrist where he also practiced from 1968 to 1994, including serving as head of the Corporate/Securities Section and as Managing Partner. From 1994 to 2002, Mr. Flanagan was Executive Vice President and General Counsel of California Federal Bank and its predecessor, First Nationwide Bank, San Francisco, California.  He has a BBA degree from the University of Notre Dame with a major in accounting and a minor in finance, and he has been a licensed attorney since 1962. Further, Mr. Flanagan has served as executive vice president and general counsel for several banks or financial institutions during his career. The BOD concluded that Mr. Flanagan should serve as a director of the company for the following reasons: (i) he has significant industry knowledge and experience in dealing with legal, financial, accounting and regulatory matters; (ii) his previous experience as Executive Vice President and General Counsel for several banks or financial institutions and (iii) his extensive legal knowledge of corporate, securities, and banking laws and regulations.

Gerald J. Ford (age 70)

Mr. Ford has served as a director since August 2011.  Mr. Ford has served as Chairman of the Board of Hilltop, a public company, since August 2007 and has served as a director of Hilltop since June 2005.  He served as interim Chief Executive Officer of Hilltop from January 1, 2010 until March 11, 2010.  Mr. Ford is a banking and financial institutions entrepreneur who has been involved in numerous mergers and acquisitions of private and public sector financial institutions, primarily in the southwestern United States, over the past 40 years.  In that capacity, he acquired and consolidated 30 commercial banks from 1975 to 1993, forming First United Bank Group, Inc., a multi-bank holding company for which he functioned as Chairman of the Board and Chief Executive Officer until its sale in 1994.  During this period, he also led investment consortiums that acquired numerous financial institutions, forming in succession, First Gibraltar Bank, FSB, First Madison Bank, FSB and First Nationwide Bank. Mr. Ford also served as Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp Inc. and its subsidiary, California Federal Bank, FSB, from 1998 to 2002.  Mr. Ford serves as a director Freeport McMoRan Copper & Gold Inc. and Scientific Games Corporation, each of which is a public company.  Mr. Ford also currently serves on the Board of Trustees of Southern Methodist University, the Executive Board of Southern Methodist University’s School of Law, trustee of Southwestern Medical Foundation and Children’s Medical Foundation, a member of the Board of Overseers of Weill Medical College and Graduate School of Medical Sciences of Cornell University and is the Managing Partner of Ford Financial Fund II, L.P., a private equity fund.  Mr. Ford previously served as a director of Triad Financial Corporation and Chairman of the Board of Directors of First Acceptance Corporation and Pacific Capital Bancorp as well as a director of McMoRan Exploration Co.  The  BOD concluded that Mr. Ford should serve as a director of the company for the following reasons: (i) his extensive banking industry experience, which provide him with significant knowledge in dealing with financial, accounting and regulatory matters; (ii) his experience as a financial institutions entrepreneur and private investor involved in numerous mergers and acquisitions of private and public sector financial institutions over the past 40 years and (iii) his service on the board of directors and audit and corporate governance committees of a number of public companies, which gives him important insights into the role of the board of directors and various committees.

Larry A. Jobe (age 74) (1)(2)

Mr. Jobe has served as a director since July 2005.  Mr. Jobe, a certified public accountant, is founder and Chairman of the Board of Legal Network, Ltd. and founder and President of P 1 Resources, L.L.C., both Dallas, Texas based companies. Mr. Jobe founded Legal Network, Ltd. in 1993, a company that provides litigation support, temporary support staff and contract attorneys to law firms and corporate legal departments.  In 1994, he founded P 1 Resources, L.L.C., which provides engineering and light industrial staffing services to the construction industry.  Mr. Jobe was affiliated with Grant Thornton LLP from 1961 to 1969 and from 1973 to 1991, serving as Managing Partner of the Dallas office from 1973 to 1986 and as Regional Managing Partner of the Southwest Region from 1983 to 1991.  From 1969 to 1972, Mr. Jobe served as the United States Assistant Secretary of Commerce for Administration.  Mr. Jobe currently serves as Chairman of the Board of Directors of Independent Bank of Texas and Mannatech Incorporated, a global wellness solutions company.  Until October 2012, Mr. Jobe served as a member of the Board of Directors and the Audit Committee Chairman of USHS.  The BOD concluded that Mr. Jobe should serve as a director of the company for the following reasons: (i) he serves as the chairman of our Audit Committee and brings extensive accounting and audit expertise to the BOD from his 26 years of experience at Grant Thornton LLP; (ii) as a founder and head of Legal Network, Ltd. and  P 1 Resources, L.L.C., he has gained extensive experience in managing senior executives and the overall profitability of a company and (iii) his experience on other public and non-public boards brings important executive management experience to the BOD.

Tyree B. Miller (age 61) (1)(3)

Mr. Miller has served as a director since November 2011.  Mr. Miller has been in private equity and money management since 2004 and has served as the President of A.G. Hill Partners, LLC since 2009. He formerly served as a venture partner of Austin Ventures, a private equity fund located in Austin, Texas, from 2005 to 2008. From 1976 to 2004, Mr. Miller worked at Bank One Corporation, a company that merged with JP Morgan/Chase in 2004. During his employment at Bank One Corporation, he served as President and Chief Executive Officer of Global Treasury Services from 2000 to 2004 and as Chairman and Chief Executive Officer of Bank One Texas, NA from 1998 to 2000. Mr. Miller currently serves on the Board of Directors as the lead director and is a member of the Audit Committee of A.H. Belo Corporation, a public company, and on the Investment Sub-Committee of Texas Health Resources.  His previous experience includes serving as a Director and member of the Compensation Committee of PreCash, Inc. in Houston, Texas from 2005 to 2010, as a Chairman and Director of Paymetric, Inc., a payment processing technology company, from 2004 to 2008 and as Director and member of the Audit and Compensation Committees of Corillian, Inc., from 2005 until 2007. The BOD concluded that Mr. Miller should serve as a director of the company for the following reasons: (i) his experience in private equity and money management; (ii) his 28 years of work experience in the banking industry in various management and supervisory positions at Bank One and (iii) his experience as a director and audit and compensation committee member of several companies.

Dr. Mike Moses (age 62)

Dr. Moses has served as a director since March 2006.  Dr. Moses serves as Senior Education Advisor for Raise Your Hand Texas, a non-profit educational advocacy organization.  From November 2004 to July 2006, he served as Vice Chairman of the Board of Directors for Higher Ed Holdings, LLC, which develops education programs for teachers and administrators and is focused on improving teacher training and redesigning high schools throughout the nation.  Prior to joining Higher Ed Holdings, LLC, Dr. Moses was affiliated with the Dallas Independent School District, serving as its General Superintendent from January 2001 to August 2004.  From 1995 to 1999, Dr. Moses served as Texas Commissioner of Education, appointed twice by then Texas Governor George W. Bush.  In 1999, he joined the Texas Tech University System as Deputy Chancellor where he served until December 2000. Dr. Moses serves on the board of Scientific Learning Corporation, a public company and a producer of reading and language intervention programs for Pre-Kindergarten through 12th grade schools.  Dr. Moses served on the Board of Directors and as a member of the Audit Committee of Trammell Crow Company, a real estate property management company until its sale in 2007 to CB Richard Ellis.  The BOD concluded that Dr. Moses should serve as a director of the company because his positions as General Superintendent of Dallas Independent School District and Texas Commissioner of Education bring strong administrative, finance and executive management and oversight expertise to the BOD.

Joel T. Williams III (age 66) (1)(3)

Mr. Williams has served as a director since November 2009.  Mr. Williams, an attorney, has been the President of Bristol Investment Company, Inc., a private investment firm, since 1985.  He formerly served as President and Chief Executive Officer of Texas Federal Financial Corporation, a savings and loan holding company, prior to its sale in 1984.  A long time advocate and volunteer for Children's Medical Center, Mr. Williams served as its Chairman from 1993 to 2000, and Chairman of its holding company, Children's Health Services of Texas, from 2000 to 2003.  He currently serves as Chairman Emeritus of Children's Health Services of Texas and on the Executive Committee of Children's Medical Center Foundation.  He is the founder and has been the President of Passion for Children's Inc., a not-for-profit corporation that raises money exclusively for Children's Medical Center.  He also serves as Mayor of the Town of Highland Park, Texas.  Mr. Williams has demonstrated his commitment to excellence by earning a Governance Fellowship with the National Association of Corporate Directors (“NACD”) and is a NACD Governance Fellow.  He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors.  He continues to supplement his director expertise through ongoing activities with the NACD which provides access to its corporate director community and leading best practices.  The BOD concluded that Mr. Williams should serve as a director of the company for the following reasons:  (i) his experience as President of Bristol Investment Company and President and Chief Executive Officer of Texas Federal Financial Corporation enables him to assist the BOD with the oversight of senior level management and management of our business lines and (ii) he also brings legal knowledge and expertise to the BOD as an attorney.

__________

(1)    Member of the Audit Committee.

(2)   Member of the Compensation Committee.

(3)   Member of the Nominating/Corporate Governance Committee.

CORPORATE GOVERNANCE

General

             We manage our business under the direction of the BOD.  The BOD meets at least quarterly during the year to establish strategies and polices for the company, to review significant developments and to act on matters requiring BOD approval.  The BOD held 12 meetings during fiscal 2014.  Each director attended at least 62% of the BOD and committee meetings in fiscal 2014, during the period each director served.

The BOD has a practice of separating the offices of Chairman and Chief Executive Officer (“CEO”) to ensure the Chairman is independent from management.  The BOD believes it is important to maintain flexibility in the BOD leadership structure and has had different leadership structures in place in the past depending on the company’s needs at the time but firmly supports having the Chairman role separate from the role of CEO at this time.  Our restated by-laws separate the offices of the Chairman of the BOD and the CEO and have separate descriptions of the duties of the Chairman of the BOD and the CEO.

We have a Nominating/Corporate Governance Committee that considers and recommends candidates for BOD vacancies, actively recruits qualified candidates, reviews and makes recommendations regarding committee assignments and committee structure, and assists the BOD in developing and implementing corporate governance practices and policies.

The BOD has adopted a comprehensive set of Corporate Governance Guidelines that address a number of important governance issues, including director independence, as well as matters such as criteria for BOD membership, expectations regarding attendance and participation at meetings, committee responsibilities, management succession planning, and annual BOD self-evaluation.  We have published these guidelines on the Corporate Governance page of our website, which can be accessed at www.swsgroupinc.com.  In addition, a copy of our guidelines may be obtained free of charge, upon written request to our Corporate Secretary at SWS Group, Inc., 1201 Elm Street, Suite 3500, Dallas, Texas 75270.

Committees of the Board of Directors

The BOD has implemented formal charters setting forth the powers and responsibilities of each of the Audit, Compensation and Nominating/Corporate Governance Committees.  The current copies of all three charters may be accessed on the Corporate Governance page of our website at www.swsgroupinc.com.  In addition, a copy of each charter may be obtained free of charge, upon written request to our Corporate Secretary at SWS Group, Inc., 1201 Elm Street, Suite 3500, Dallas, Texas 75270.

The non-management directors of the BOD meet in executive sessions during each of the BOD’s regularly scheduled meetings without any management directors and any other members of management present.  The non-management directors rotate the presiding position among the chairs of the authorized BOD committees.

Compensation Committee:  The Compensation Committee is comprised of three non-employee directors, each of whom is "independent," as independence is defined in the NYSE's listing standards.  The Compensation Committee determines the salaries of our executive officers, assists in determining the salaries of other personnel, oversees the grant of awards under our restricted stock plan and performs other similar functions.  The Compensation Committee may form and delegate its authority to subcommittees, when appropriate.  The Compensation Committee held five meetings during fiscal 2014 and was comprised of Messrs. Cobb (chairman), Flanagan, and Jobe.   In fiscal 2014, each committee member attended all committee meetings that occurred during his term.

Audit Committee:  The BOD has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Audit Committee is comprised of four non-employee directors, each of whom is "independent," as independence is defined in the NYSE's listing standards and applicable SEC rules.  The Audit Committee assists the BOD in monitoring the integrity of our financial statements, our independent accountant's qualifications and independence, the performance of our internal audit function and our compliance with legal and regulatory requirements, and facilitating our enterprise risk management framework.  The Audit Committee held nine meetings during fiscal 2014 and was comprised of Messrs. Jobe (chairman), Flanagan, Miller and Williams. In fiscal 2014, each committee member attended all committee meetings that occurred during his term.  The BOD has determined that Mr. Jobe is an "audit committee financial expert" as defined by applicable SEC rules.

The responsibilities of the Audit Committee include appointing and engaging an independent registered public accounting firm.  Additionally, and as appropriate, consulting with our management, our internal audit personnel and the independent accountants, the Audit Committee reviews, evaluates, discusses and reports on:

•	the plan for, and the independent accountants' report on, each audit of our financial statements;
•	regulatory matters that may have a material impact on our financial statements and our compliance policies;
•	the appropriateness of our accounting policies, changes in accounting principles and their impact on our financial statements; and
•	policies with respect to risk assessment and risk management.

In fiscal 2014, the Audit Committee reviewed and updated its formal charter, which sets forth the powers and responsibilities of the Audit Committee.

Nominating/Corporate Governance Committee:  For fiscal year 2014, the Nominating/Corporate Governance Committee was comprised of four non-employee directors, each of whom is "independent," as independence is defined in the NYSE's listing standards.  The Nominating/Corporate Governance Committee is responsible for identifying individuals qualified to serve as members of the BOD, recommending to the BOD qualified director nominees to be proposed for election at the annual meeting of stockholders, recommending to the BOD to be appointed to the various committees of the BOD and developing and recommending to the BOD effective corporate governance practices and policies.  The Nominating/Corporate Governance Committee held four meetings during fiscal 2014 was comprised of Messrs. Crandall, Ford, Miller and Williams (chairman). In fiscal 2014, each committee member attended at least 75% of all of the committee meetings that occurred during his term.  Mr. Ford ceased serving as a member of the Nominating/Corporate Governance Committee, effective August 20, 2014.

The Nominating/Corporate Governance Committee reviews the composition of the BOD and whether the addition of directors with particular experience, skills, or characteristics would make the BOD more effective.  When a need arises to fill a vacancy or it is determined that a director possessing particular experience, skills, or characteristics would make the BOD more effective, the Nominating/Corporate Governance Committee initiates a search.  As a part of the search process, the committee may consult with other directors and members of management, and may hire a search firm to assist in identifying and evaluating potential candidates. The Nominating/Corporate Governance Committee seeks members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity.  When considering a candidate, the Nominating/Corporate Governance Committee reviews the candidate's experience, skills, and characteristics.  Specifically, candidates should have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated.  Our Nominating/Corporate Governance Committee evaluates each individual in the context of the BOD as a whole, with the objective of recommending to stockholders a group that collectively can best serve the long-term interest of our employees, customers, and stockholders.

While there is no formal BOD policy with regards to diversity, the BOD considers diversity in terms of experience, gender, ethnicity, color and age, with the goal of obtaining diverse perspectives.  The BOD’s primary consideration is to identify candidates with the background, experience, and skills that will best fulfill the BOD’s and our needs each year and at any time a search is being conducted.  Therefore, the BOD does not believe it is appropriate to either nominate or exclude from nomination an individual based solely on gender, ethnicity, color, age, or similar factors.

The Nominating/Corporate Governance Committee considers director nominees recommended by our stockholders within a reasonable time prior to the annual meeting. Pursuant to our restated by-laws, any stockholder who wishes to submit a business proposal and/or nomination must include certain information relating to such stockholder (and the beneficial owner, if any, on whose behalf the business proposal or nomination is being made), the business, if any, proposed to be brought before the meeting, and the director nominee, if any, being submitted for election to our BOD. Our restated by-laws also set forth a time period during which such notice must be delivered.  Stockholders wishing to submit such a recommendation should send the director nominee's name, business and management experience, and all other required information regarding the director nominee to the Nominating/Corporate Governance Committee, c/o SWS Group, Inc., Attn:  General Counsel, 1201 Elm Street, Suite 3500, Dallas, Texas 75270.

Board Oversight of Business Risk

Our management is primarily responsible for managing our business risk.  Management manages business risk primarily through risk management committees assigned to oversee specific areas of risk.  The BOD’s oversight of major risks occurs at both the full BOD level and the BOD committee level.  The BOD and its committees use the following procedures to monitor and assess risks:

The Board of Directors: In an effort to assist the company in managing enterprise risk and at the BOD’s request, the company engaged a firm to perform an analysis of the company’s enterprise risk management process.  During fiscal 2011, based on the BOD’s recommendations, we initiated an enterprise risk management program and formed an enterprise risk management committee.  Enterprise risk is viewed as the threat from an event, action or loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our  objectives, business strategies, business model, regulatory compliance, reputation and existence.  The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the BOD on a quarterly basis.  During fiscal 2013, we hired a full time risk manager for the consolidated group who serves as the primary liaison with our risk management consultants.  We continue to utilize consultants to improve risk management processes, procedures and reporting.

The CEO, members of senior management, and other personnel and advisors, as requested by the BOD, report on our financial and operating strategies, as well as related risks, at regular meetings of the BOD.  Based on these reports, the BOD requests follow-up data and presentations to address its specific concerns and recommendations.  As necessary, information from the risk committee is provided to the BOD.

The Audit Committee: In accordance with the requirements of the NYSE, the Audit Committee assists the BOD with its oversight responsibilities by discussing our major financial risk exposures, its policies with respect to risk assessment and risk management, and the steps management takes or has taken to monitor and control or mitigate financial and regulatory risk exposures.  The Audit Committee discusses with our management, as well as our Internal Audit Department (including in executive sessions), our policies with respect to risk assessment and risk management and advises management on its risk assessment approach and its prioritization of risks.  The Audit Committee also receives regular reports on, and assessments of, our internal control over financial reporting from our Internal Audit Department and members of management responsible for disclosure controls.  In addition, the Audit Committee receives the independent auditor’s assessment of our internal controls and financial risks, which includes the independent auditor’s report on its procedures for identifying fraud, including procedures for the submission of anonymous reports.  At each of its regular meetings, the Audit Committee also receives management reports regarding specific areas of financial risk and discusses strategies to mitigate enterprise risk.

The Nominating/Corporate Governance Committee:  The Nominating/Corporate Governance Committee receives updates and advice from management and outside advisors regarding our procedures for complying with corporate governance regulations, as well as with respect to our governance structure.  This committee also reviews the company’s Corporate Governance Guidelines at least annually to provide effective governance.  The Nominating/Corporate Governance Committee also assists the BOD with its annual review of succession planning.

The Compensation Committee:  The Compensation Committee receives management updates and advice on the advisability of our compensation practices.  The Compensation Committee is aware of the need to routinely assess our compensation policies and practices as they relate to our risk management and how our compensation policies and practices affect risk taking by our employees.  The Compensation Committee has determined that the compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our financial position and results of operations.

The Compensation Committee has the authority to retain a compensation consultant to assist in the evaluation of executive officer and BOD compensation.  In October 2011, the Compensation Committee retained a consultant to serve as the Compensation Committee’s outside compensation consultant.  The consultant was asked by the Compensation Committee to conduct a competitive compensation assessment and review incentive compensation programs and recommend enhancements where appropriate. The consultant provided recommendations for a new executive compensation plan that was implemented in fiscal 2013 and continued in fiscal 2014.

The Compensation Committee annually reviews the performance, independence and related fees paid to its compensation consultants and concluded that its current compensation consultant is independent.

The Compensation Committee used the information provided by the compensation consultant to inform, as opposed to determine, the Compensation Committee’s decisions for fiscal 2014 and to assist it in applying a long-term approach for the company’s compensation programs.  While the Compensation Committee relies heavily on the information provided by the outside compensation consultant, its decisions are ultimately made on its own assessment of the information provided to it in the context of the totality of the company’s circumstances at any given point in time.  Additional details regarding the work performed by the compensation consultant as well as the Compensation Committee’s related determinations can be found in “Compensation Discussion and Analysis”.

Board of Directors Attendance at Annual Meetings

Although we do not have a formal policy that requires BOD members to attend the annual meeting of stockholders, attendance is encouraged and all of our directors attended the 2013 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC require our executive officers and directors and persons who own more than 10% of our common stock to file initial reports of beneficial ownership and reports covering any changes in beneficial ownership with the SEC and the NYSE.  Executive officers, directors and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with all such reports they file.

To our knowledge and based solely on a review of copies of such reports furnished to us and written representations that no other reports were required for such person, each of our directors, officers and persons owning more than 10% of our common stock complied with all applicable Section 16(a) filing requirements during fiscal 2014, except on April 3, 2014, OHCM filed a Form 3 with the SEC reporting ownership of shares of our common stock. The filing date requirement for the Form 3 was December 2, 2013.

Code of Business Conduct and Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2014, the members of the Compensation Committee were Messrs. Cobb, Jobe and Flanagan. None of the members were at any time during fiscal 2014, or at any other time, an officer or employee of the company. During fiscal 2014, none of our executive officers served as a member of the Compensation Committee or similar committee or as a member of the board of directors of any other entity of which an executive officer served on our Compensation Committee or our BOD. Please refer to the section of this Amendment No. 1 on Form 10-K/A entitled “Certain Relationships and Related Transactions, and Director Independence” for information regarding certain relationships between members of our Compensation Committee and the company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the full BOD that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

The Compensation Committee of the Board of Directors

Brodie L. Cobb, Chairman

Larry A. Jobe

Christie S. Flanagan

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis should be read in conjunction with the “Summary Compensation Table” and related tables that are presented below.  For the purposes of this Compensation Discussion and Analysis, the Compensation Committee is referred to as the “Committee”.

For purposes of the following discussion, our named executive officers (“NEOs”) consist of all persons serving as our CEO or Chief Financial Officer (“CFO”) during fiscal 2014 and our three most highly compensated executive officers (other than our CEO and CFO) who were serving as executive officers as of June 30, 2014.  For fiscal 2014, our NEOs consisted of James H. Ross, J. Michael Edge, Stacy M. Hodges, Daniel R. Leland, Richard H. Litton and Robert A. Chereck. Ms. Hodges resigned from her positions with the company on September 30, 2013 and Mr. Edge was appointed as interim CFO, effective October 1, 2013.

Committee’s Consideration of 2013 Say-on-Pay Vote and 2011 Frequency Vote

At our 2011 annual meeting of stockholders, our stockholders voted, on an advisory basis, in favor of holding future advisory votes on executive compensation on an annual basis.  In accordance with these voting results, we approved a one year frequency for holding future advisory votes on executive compensation.

At our 2013 annual meeting of stockholders, approximately 35% of the votes were voted, on an advisory basis, in favor of the compensation of our NEOs. Due to the results from the say-on-pay vote at our 2013 annual meeting, the Committee engaged a proxy advisory firm and researched issues that it believed may have led to the outcome of the vote. As a result of this research and feedback, the Committee has updated and revised the disclosure related to executive compensation included herein in order to provide our stockholders with a better understanding of the objectives and substance of our executive compensation program.

Compensation Philosophy and Objectives

As a securities and banking firm, one of our greatest assets is the skill, experience and efforts of our employees.  Our long-term success depends on our ability to provide products and services that enable our clients to achieve their financial and business goals.  In our industry, employee talents are easily transferred from one employer to another, and there is continual competitive activity to recruit talented individuals with valuable experience.

Our executive officer compensation program is designed to reward and retain talented executive officers while holding them accountable for the performance of the company and, where applicable, the business units they manage by basing elements of their compensation on a combination of company and business unit results.  By offering a combination of compensation elements including salary, annual incentive awards and long-term equity-based incentive compensation,  we seek to achieve the following objectives:

•	to attract, motivate and retain highly qualified executive officers through a competitive total compensation program;
•

to ensure that a substantial portion of executive officer compensation is performance-based and tied to the achievement of our financial and strategic objectives and to the financial results of individual business units;

•

to maintain an appropriate balance between base salary, annual incentive awards and long-term equity-based incentive compensation, with more performance-based, “at risk” compensation at higher salary grades; and

•	to align executives with stockholders and corporate strategy through the use of long-term equity-based compensation.

Because our industry depends, in large measure, on the successful efforts of commission-earning sales professionals, which commissions have historically been paid in cash, compensation within broker/dealers of comparable size is more heavily weighted to cash than is found in many other industries.  The Committee takes these realities into account and also seeks to align the cash compensation of NEOs with the success of both the individual business unit over which they have managerial authority and the success of the overall company.

The Committee evaluates both the compensation (particularly salary, annual incentive awards and long-term equity-based incentive compensation) and performance of our executive officers, measured by our financial results, relative to other companies in a comparative group to ensure that we maintain the ability to attract and retain superior employees in key positions comparative to the market.  The Committee seeks to compensate NEOs at a level that is competitive with similar firms in the securities and banking industries and to align NEOs’ incentives with the interests of our stockholders. While the Committee has primary responsibility for compensation across the company, all stock grants are subject to final approval by the BOD.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured salary, annual incentive awards and long-term equity-based incentive compensation in a manner designed to motivate NEOs to achieve our business goals and to reward the NEOs for achieving those goals.  In establishing total annual compensation for the CEO, CFO and the other NEOs, the Committee performs the following reviews:

•

Assessment of Company Performance. The Committee’s primary measure of total consolidated company performance has historically been return on equity (“ROE”), measured as net income for the fiscal year divided by retained earnings at the beginning of the fiscal year.  In fiscal 2013, the Committee determined that performance against a pre-determined budget was a better measure of company performance.  The BOD, with the help of management, reviewed the company’s performance, the market cycle and competitor returns to determine a target budget for fiscal 2014, which included target consolidated and individual business unit pre-tax income numbers against which compensation could be measured (whether individual or consolidated, the “Budget(s)”).  For fiscal 2014, the Committee compared the company’s actual pre-tax income results to the Budget to determine the cash incentive portion of each NEO’s compensation.

•

Assessment of Business Unit Performance.  Our primary measure of business unit performance is the unit’s pre-tax income.  The Committee also reviews the business units’ performance against the Budget, non-financial performance of each revenue-producing business unit, and each NEO’s role and responsibilities in achieving that performance.  The Committee then determines a preset percentage of pre-tax income for each business unit that can be earned by its responsible NEO as cash incentive compensation.  This approach controls costs within each individual business unit when revenues and pre-tax income decline in down markets and rewards executives when revenues and pre-tax income are increasing in expanding markets.  The Committee believes that this provides a strong incentive to increase financial performance and enhance stockholders’ returns.

•

Comparative Analysis.  The Committee also compares each component of the NEO’s total compensation against the similar components of compensation reported for a group of financial institutions that either directly compete with us for business and/or talent or are organizations with similar scope, size or other characteristics to SWS Group, Inc.  The group is periodically reviewed and updated by the Committee.  For fiscal 2014, the Committee expanded the comparative group by identifying new peers for peer group inclusion and for the purpose of identifying broader trends in compensation practices.  The companies that comprised the comparative group for fiscal 2014 were:

•

.	Ladenburg Thalmann Financial Services, Inc.	.	INTL FCStone, Inc.
.	FBR & Co.	.	HFF, Inc.
.	Cowen Group, Inc.	.	Calamos Asset Management, Inc.
.	Piper Jaffray Companies	.	CIFC Corp.
.	Gleacher & Company, Inc.	.	ICG Group, Inc.
.	Investment Technology Group, Inc.	.	Consumer Portfolio Services, Inc.
.	JMP Group, Inc.	.	PICO Holdings, Inc.
.	Raymond James Financial, Inc.

Some of the companies in the group have greater revenues and resources than we do.  The mix of banking and securities business in these comparison companies is also materially different than ours.  The Committee is aware of these disparities, and takes them into account when reviewing and comparing executive compensation levels.  The

Committee also considers the relative profitability of the comparative group, the market challenges faced and overcome and the general trend lines of their businesses.  The Committee does not target a specific percentile within the comparative group, but uses the levels of compensation as a guide in evaluating and setting compensation for our NEOs.

There is no pre-established policy or target for the allocation between either cash incentives or long-term equity-based incentive compensation.  Rather, the Committee considers information provided by the comparative group analysis as well as its own judgment to determine the appropriate level and mix of each component of the compensation program.  Also, the Committee reviews our short-term and long-term goals and objectives when considering the right mix of cash and equity compensation.

With respect to our CEO and CFO, total compensation has been set to reward performance, productivity and profitability on a company-wide basis.  In addition to receiving competitive base salaries, these executives receive cash incentive awards and long-term equity incentive awards that are based on performance of the company as a whole versus a preset Budget and upon their individual performance in order to focus their efforts on creating long-term stockholder value. For fiscal 2014, the pre-tax income Budget for the consolidated company was $10,082,834.

Many of our other executive officers, including Messrs. Chereck, Leland and Litton, have roles that blend both management and production supervisory responsibilities.  In setting their total compensation, the Committee considers not only the general comparative group information but also how the executive officers performed against their individual Budgets for the fiscal year as well as consolidated company results.  Consequently, their incentive award is derived from the internally measured profitability of the business unit for which each has primary responsibility, and consolidated company performance against internal Budgets.  These executives are paid a percentage of that internally measured profitability, which depending on results, may be reduced or increased by preset percentages depending on actual results compared to the Budgets.  The following is a more detailed description of the executive incentive compensation formula for business units.  However, because the Budgets for individual business units contain confidential commercial and financial information, the disclosure of which the company believes would result in competitive harm,  the amounts of such Budgets have not been disclosed.    The Budgets for individual business units are determined each year at a level based upon historical financial results and pro-forma projections with input from the business units and senior executive management. These projections are then reviewed by the Board and subjected to an overlay that assumes generally favorable market and economic conditions and reflects prevailing analyst views on short-term interest rates.  The Budgets are set to be challenging but attainable for the business unit executives. The company believes that if favorable market and economic conditions occur, the executive is more likely than not to meet his Budget.  The challenging nature of the Budgets is evidenced by the fact that, over the preceding two years, the Budgets were not attained 50% of the time.

At the beginning of the fiscal year, the BOD establishes a Budget goal for the consolidated company’s pre-tax income, as well as for each business unit.  Where an executive is in charge of a business unit, an incentive compensation calculation is created by multiplying the business unit’s budgeted pre-tax income by a set percentage.  This percentage is different for each business unit’s Budget.  The calculation of the business unit’s pre-tax income multiplied by the preset percentage creates a maximum pool of incentive compensation.  Depending on how actual results compare to the Budgets, the pool of incentive compensation may be increased or reduced in the following manner.  If the consolidated results of the company meet the Budget or exceed the Budget by no more than 24.9%, the preset percentage used to calculate the incentive compensation pool is not reduced.  If the consolidated results exceed the Budget by 25% or more, the preset percentage used to calculate the incentive compensation pool will be increased by 25%.  If the company does not meet the pre-tax income consolidated Budget, the preset percentage will be reduced by 25%.

Further, the incentive compensation pool is also measured against the individual performance of the business unit the executive controls.  The individual business unit’s preset percentage may be offset, in addition to the consolidated offset, depending on the individual business unit’s financial results.  If the pre-tax income of the individual’s business unit is between 75% and 100% of its Budget, the preset percentage will not be reduced.  If the pre-tax income of the individual’s business unit is between 50% and 74.9% of its Budget, the preset percentage will be reduced by 25%.  If pre-tax income of the individual’s business unit is below 50% of its Budget, the executive will receive a predetermined minimum amount of incentive compensation (which for Messrs. Leland and Litton was $350,000 for fiscal 2014) which is paid to retain the executive in years where production may lack due to forces outside the control of the executive.

The incentive pool is divided between cash and restricted stock vesting ratably over three years.  NEOs that are responsible for a business unit receive the first $150,000 of their pool in cash, with any excess over $150,000 paid 60% in restricted stock, vesting ratably over three years, and 40% in cash.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions affecting the CEO’s compensation.  Compensation for all other executive officers, including the NEOs (other than the CEO), is determined by the Committee after considering the individual’s role and responsibilities, external market data and recommendations made by the CEO.

The CEO annually reviews the performance of each of the NEOs (excluding himself).  The conclusions reached and recommendations based on these reviews are presented to the Committee.  The Committee can exercise its discretion in modifying any recommended adjustments or awards with respect to the NEOs, or any other employee.

Proposed Merger with Hilltop

On March 31, 2014, the company, Hilltop and Peruna entered into the Merger Agreement, pursuant to which the company will be merged with and into Peruna, with Peruna as the surviving entity in the merger. If the proposed merger is completed, each share of the company’s common stock that is outstanding immediately prior to the completion of the proposed merger will be converted into the right to receive $1.94 in cash and 0.2496 of a share of Hilltop common stock.

In connection with the proposed merger, the BOD and the special committee of the BOD (the “Special Committee”) have” instructed management to ensure that the company remains on course to close the merger based on the timeline agreed between the company and Hilltop. Management has been working, and continues to work, closely with the BOD and the Special Committee in closing and preparing for the proposed merger. In recognition of their contributions to the proposed merger, the company has awarded additional cash and equity compensation to the NEOs and certain other executive officers and key employees, as summarized below. For further information regarding the compensation that our NEOs are eligible to receive in connection with the merger, see “The Merger – Interests of SWS Directors and Executive Officers in the Merger” in Amendment No. 3 to the Registration Statement on Form S-4 filed by Hilltop with the SEC on September 15, 2014 (the “Form S-4/A”).

The Merger Agreement provides that our NEOs’ equity-based awards (and those of our directors and other employees) will be treated as set forth below in connection with the merger.

•

Restricted Shares (Pre-Merger  Agreement Grants). At the effective time of the merger, each restricted share of the company’s common stock that was granted prior to the date of the Merger Agreement will vest in full, and each holder will be entitled to receive the merger consideration for each such share on the same basis as the company’s stockholders generally, less applicable withholding taxes (which will be withheld first from the cash portion of the merger consideration payable in respect of each such share).

•

Restricted Shares (Post-Merger Agreement Grants). As permitted under the terms of the Merger Agreement, on August 20, 2014, the company granted an aggregate of 181,814 restricted shares, with an aggregate grant date value of $1,325,434, to certain executive officers and key employees of the company in satisfaction of their fiscal 2014 annual bonuses in the ordinary course of business and consistent with past practice. These restricted shares will be converted into restricted shares of Hilltop common stock as of the effective time of the proposed merger (with the number of Hilltop shares determined based on the value of the merger consideration), which will continue to vest in accordance with the original terms of the restricted shares of the company’s common stock and will be subject to accelerated vesting (i) as to all of such restricted shares on termination of employment by the employer without “cause” following the effective time of the merger, (ii) as to all of such restricted shares on a change of control event (other than the merger) and (iii) as to a prorated portion of such restricted shares on termination of employment due to death or disability. Between the date of the Merger Agreement and the effective time of the proposed merger, the company may grant its non-employee directors restricted shares of the company’s common stock in the ordinary course of business consistent with past practice with a grant date value not to exceed $35,000 per director.

•

Deferred Shares.  At the effective time of the merger, each deferred share of the company’s common stock reflected in the accounts of executive officers under the company’s deferred compensation plans will be converted into 0.3328 of a deferred share of Hilltop common stock (i.e., the sum of the portion of the merger consideration paid in Hilltop common stock and a number of shares of Hilltop common stock with a value as of immediately prior to the date of the Merger Agreement that is equal to the portion of the merger consideration paid in cash). Following the effective time of the proposed merger, any such deferred shares that are not vested will continue to vest in accordance with the original terms of the deferred shares of the company’s common stock and will vest in full on termination of employment by the employer without “cause” following the effective time of the proposed merger.

Under the Merger Agreement, our executive officers and other employees are entitled to cash severance in accordance with the company’s severance practice on termination of employment by the employer without “cause” at any time following the effective time of the merger and on or prior to December 31, 2015, contingent on the executive’s or other employee’s execution and non-revocation of a release of claims. The amount of such severance is equal to two weeks of base salary for each year of service, not to exceed 24 weeks of base salary.

Following the end of fiscal 2014, as permitted under the terms of the Merger Agreement, the company entered into retention agreements with certain executive officers (and other employees) that provide for cash retention payments in the aggregate amount of $4,418,800, of which $975,000 in the aggregate is payable under the agreements with the executive officers. These retention amounts will be paid in a lump sum within 30 days after the six-month anniversary of the effective time of the merger, subject to continued employment with SWS through such six-month anniversary (except that, on a termination of employment by the employer without “cause” (as defined in the retention agreement) after the effective time, the retention payment will be paid within 30 days after such termination date, contingent on the executive’s (or other employee’s) execution and non-revocation of a release of claims).

Elements of Compensation

Base Salaries.  Each NEO receives cash compensation in the form of a base salary.  Base salaries are set to be competitive within our industry and our comparative group, with consideration given to our size and geographic location.  The base salary amounts are reviewed annually and may be adjusted based on the individual NEO’s level of responsibility and performance.  The Committee did not award any increases in base salary to our NEOs in fiscal 2014.

The Committee views base salary as a way to provide a non-performance-based element of compensation that is certain and predictable.  Decisions on NEO compensation are made by focusing on all components of total direct compensation while being sensitive to the needs of our NEOs for a certain level of compensation stability.  The Committee believes the established base salary levels strike the proper balance between aligning the interest of the NEO as closely as possible with those of the stockholders while avoiding exposing them to undue compensation risk.  The Committee’s determination of the appropriate level of base salary paid to NEOs is subjective and not formulaic.  Factors that influence the Committee’s determination of base salary include, but are not limited to:

•	the nature and responsibility of the position;
•	the impact, contribution, expertise and experience of the individual NEO;
•	competitive market information regarding salaries at comparative companies;
•	the importance of retaining the individual along with the competitiveness of the market for the individual NEO’s talents and services;
•	the recommendations of the CEO (except in the case of his own compensation); and
•	the mix of amounts of other types of compensation available to the NEO.

Incentive Awards.  Our NEOs are also eligible to receive annual incentive awards based partially or entirely on our consolidated fiscal year operating results, measured by the company’s Budgets versus actual pre-tax income and the individual NEO’s contribution for the year.  This methodology creates an incentive by linking our overall financial achievements to the achievement of an individual NEO’s goals and objectives.

The incentive awards produced by the formula below are subject to the review and discretion of the Committee, which may adjust the incentive award to compensate for unusual events that might otherwise affect the calculation and produce results contrary to the Committee’s compensation policies.

For Messrs. Chereck, Leland and Litton, if the executive earns an incentive award that exceeds $150,000, the excess amount is split between cash and equity, with 40% of the excess paid in cash on the date of approval by the BOD and 60% of the excess awarded in restricted stock that vests ratably over three years. If the executive earns an incentive award of $150,000 or less, the award is paid entirely in cash.

Incentive plan award calculations for Mr. Ross were based on the company’s consolidated results. Because the company’s pre-tax consolidated income did not meet the consolidated Budget for fiscal 2014, Mr. Ross did not receive an incentive award for fiscal 2014.  However, due to his positive role and contributions to the proposed merger, and his efforts to maximize stockholder value through employee and expense reductions, the Committee used its discretion to award Mr. Ross $225,000 in the form of a cash incentive award and $300,000 in the form of a restricted stock incentive award for fiscal 2014.

The incentive award for Mr. Edge, who was not in charge of any individual business unit in fiscal 2014, was based 50% on his individual management responsibilities, performance and contributions to the proposed merger, with the remaining 50% based on the company’s consolidated results compared to the consolidated Budget.  Mr. Edge received a discretionary cash incentive award of $67,500 and a $75,000 discretionary restricted stock award based on his management responsibilities, performance and contributions to the proposed merger.   Because the company did not meet consolidated Budget for fiscal 2014, Mr. Edge did not receive any cash incentive compensation for this portion of his award.

Incentive plan award calculations for Messrs. Chereck, Leland, and Litton, who each controlled individual business units, were based on the pre-tax income of the controlled business unit as compared to the controlled business unit’s Budget, as described above.

Mr. Chereck received an incentive award of $140,175 for fiscal 2014. Mr. Chereck’s incentive pool was generated by multiplying the pre-tax income from the business unit he controls (the Bank) by a preset percentage.  Because the Bank’s pre-tax income was between 75% and 100% of its Budget, the preset percentage used to calculate the incentive compensation pool was not initially reduced.  However, because the consolidated company did not meet the consolidated Budget for fiscal 2014, the preset percentage used to calculate the incentive compensation pool was subsequently reduced by 25%, which resulted in an incentive award amount for Mr. Chereck that totaled $140,175, all of which was paid in cash.

Mr. Leland received an incentive award of $350,000 for fiscal 2014.  Because the business units’, controlled by Mr. Leland-portfolio trading and taxable fixed income for Southwest Securities, Inc., pre-tax incomes were below 50% of their respective Budgets,  Mr. Leland’s incentive award was reduced to the minimum amount of compensation set by the Committee.   Since Mr. Leland received the minimum amount of $350,000, as discussed above, his incentive award was not reduced by an additional 25% because the company’s pre-tax consolidated income did not meet the consolidated Budget for fiscal 2014.  This resulted in an incentive amount for Mr. Leland that totaled $350,000, with the first $150,000 paid in cash and the remaining $200,000 being awarded 40% in cash ($80,000) and 60% in restricted stock ($120,000).

Mr. Litton received an incentive award of $793,305 for fiscal 2014.  Mr. Litton’s incentive pool was generated by multiplying the pre-tax income for the business unit he controls (municipal finance for Southwest Securities, Inc.) by a preset percentage for the unit.  Because the municipal finance unit achieved between 75% and 100% of its Budget, Mr. Litton’s incentive compensation was not reduced from its preset percentage.  However, because the consolidated company did not meet the consolidated Budget for fiscal 2014, the preset percentage used to calculate the incentive compensation pool for municipal finance trading was reduced by 25%.   This resulted in an incentive award amount for Mr. Litton that totaled $793,305, with the first $150,000 paid in cash and the remaining $643,305 being awarded 40% in cash ($257,322) and 60% in restricted stock ($385,983).

Deferred Compensation Plan.  We also maintain a Deferred Compensation Plan (the “Deferred Compensation Plan”) that works in tandem with our incentive program.  The plan was created in order to increase retention of executive officers and senior management, as well as to increase stock ownership among participants in the plan.  The plan allows participants to defer up to 50% of each incentive award and to invest such amounts in various investment alternatives, including our common stock.  We match 15% of the deferrals made by participants up to $15,000 through matching contributions that vest ratably over four years.  The Committee believes programs such as the Deferred Compensation Plan further align the NEOs’ long-term financial and strategic interests with those of our stockholders. For information about the treatment of deferred shares reflected in the accounts of executive officers under the Deferred Compensation Plan in the proposed merger, see “-Proposed Merger with Hilltop” above.

Long-Term Incentive Compensation.  The last component of our NEO compensation program is long-term incentive compensation.  Long-term incentive compensation is comprised of the following components:

Profit Sharing/401(k) Plan.  We have a defined contribution Profit Sharing/401(k) Plan (the “401(k) plan”) that provides certain retirement benefits.  This plan covers substantially all of our employees, including NEOs.  Amounts contributed to the 401(k) plan by employees are based on gross compensation, subject to limitations imposed by the Internal Revenue Code of 1986, as amended, and regulations adopted by the Internal Revenue Service.  We make profit sharing contributions in cash to employee accounts depending on our profits.  These contributions vest over a period of six years.  We also provide 401(k) matching contributions of up to 4% of eligible compensation, which vest immediately.

2012 Restricted Stock Plan. On November 15, 2012, the stockholders of SWS Group, Inc. approved the adoption of the SWS Group, Inc. 2012 Restricted Stock Plan (the “2012 Restricted Stock Plan”). The 2012 Restricted Stock Plan allows for awards of restricted stock to SWS’s directors, officers and employees and authorizes up to 2,630,000 shares of SWS’s common stock to be delivered pursuant to awards granted under the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan expires on November 15, 2022.  The vesting period for awards under the 2012 Restricted Stock Plan is determined on an individualized basis by the Committee.

Annual restricted stock awards to our NEOs generally vest ratably over a three year period.  This component of annual compensation helps us retain our NEOs because, at the BOD’s discretion, an award is subject to forfeiture if an NEO leaves the company prior to vesting for any reason other than retirement.  Consequently, because a sizeable portion of each NEO’s restricted stock grant is not vested in the year it is awarded, the cost of leaving the company can be significant to the NEO.  This also has the benefit of creating NEO wealth concentrated in our stock, which aligns their long-term interests with those of our stockholders.  Finally, these awards contain restrictive covenants against post-termination competition, use of confidential information and solicitation of employees.

The Committee believes that incentive compensation should include a material grant of restricted stock to provide meaningful ownership to NEOs and to keep their interest aligned with stockholders.  For the CEO and CFO of the company, the grant of restricted stock is discretionary based on the achievement of both financial and non-financial goals.  For NEOs who control a business unit, the restricted stock grant consists of 60% of any amount of incentive compensation over $150,000.

Mr. Ross received a discretionary $300,000 award of restricted stock for fiscal 2014.   The BOD used its discretion to award this subjective restricted stock grant based on his performance as CEO in 2014.  The 2014 restricted stock award for Mr. Ross is scheduled to vest over a three year period.

Mr. Edge received a discretionary $75,000 award of restricted stock for fiscal 2014.  The BOD believed that Mr. Edge should be granted a discretionary award based on his performance as CFO for fiscal 2014. The 2014 restricted stock award for Mr. Edge is scheduled to vest over a three year period.

Mr. Leland received a $120,000 award of restricted stock for fiscal 2014.  This award represented 60% of his incentive compensation that exceeded the $150,000 paid in cash. The 2014 restricted stock award for Mr. Leland is scheduled to vest over a three year period.

Mr. Litton received a $385,983 award of restricted stock for fiscal 2014.  This award represented 60% of his incentive compensation that exceeded the $150,000 paid in cash. The 2014 restricted stock award for Mr. Litton is scheduled to vest over a three year period.

For information about the treatment of these restricted stock awards in the proposed merger, see “-Proposed Merger with Hilltop” above. If the proposed merger does not close, these awards will vest according to the terms of the 2012 Restricted Stock Plan.

Explanation of Fluctuations in NEO Compensation from Fiscal 2013 to Fiscal 2014

Mr. Ross’ total compensation as shown in the Summary Compensation Table increased by $275,200 from fiscal 2013 to fiscal 2014.  The increase was due to a $50,000 increase in the value of stock awards and a $225,000 increase in the cash incentive portion of his fiscal 2014 bonus that Mr. Ross received at the discretion of the Committee.  Mr. Ross did not receive a cash bonus for fiscal 2013.

Mr. Edge’s total compensation as shown in the Summary Compensation Table increased by approximately $242,500 from fiscal 2013 to fiscal 2014.  The increase in compensation was primarily due to Mr. Edge being appointed interim CFO as of October 1, 2013.

Mr. Chereck’s total compensation as shown in the Summary Compensation Table decreased by approximately $44,000 from fiscal 2013 to fiscal 2014.  The decrease in compensation was primarily due to an approximately $20,000 decrease in his cash incentive award and because he did not receive a stock award in fiscal 2014.  These decreases were due to the Bank’s actual profits being lower than the fiscal 2014 Budget.

Mr. Leland’s total compensation as shown in the Summary Compensation Table decreased by $139,800 from fiscal 2013 to fiscal 2014.  The decrease was due primarily to a $56,000 decrease in his cash incentive compensation and an $84,000 decrease in the value of his stock awards due to decreases in the pre-tax income of his business units as compared to the Budget.

Mr. Litton’s total compensation as shown in the Summary Compensation Table increased by approximately $443,500 from fiscal 2013 to fiscal 2014.  The increase was due primarily to an approximately $177,300 increase in his cash incentive compensation and an approximately $266,000 increase in the value of his stock awards due to increases in the pre-tax income of his business unit as compared to the Budget.

Chief Executive Officer’s Compensation

In keeping with our general compensation philosophy, our CEO’s base salary was established to place emphasis on incentive compensation while remaining competitive with others in our industry.  The Committee reviewed measures of individual performance to determine the cash incentive award portion of the CEO’s annual compensation.  Our CEO participates in the same profit sharing plan as the other executive officers and employees.  In determining Mr. Ross’ fiscal 2014 compensation, the Committee considered Mr. Ross’ performance, his compensation history and other subjective factors in light of our financial results over the last completed fiscal year.  The Committee believes that Mr. Ross’ fiscal 2014 total compensation package was commensurate with the compensation paid to the chief executive officers of corporations in similar lines of business after adjustment to compensate for differences in the size, business mix and geographic area of the companies reviewed.

Employment Agreements

Historically, we have not entered into employment agreements with our executive officers. However, the Committee may enter into an employment agreement if the Committee determines that an employment agreement is necessary and appropriate to attract an executive based on company needs and/or it determines that an employment agreement is desirable for the company to obtain a measure of assurance as to the executive’s continued employment.

As of June 30, 2014, we did not have any employment or other agreements to provide severance protection to any NEO.  All of the long-term compensation plans provide for payment or vesting due to scenarios such as a change of control of the company.  Accordingly, had the CEO or any other NEO terminated his or her employment for any reason as of June 30, 2014 and in the absence of a change of control of the company as of such date, any severance payments or other benefits would have been at the discretion of the Committee.

Under the Merger Agreement, our executive officers and other employees are entitled to cash severance in accordance with the company’s severance practice on specified terminations of employment following the effective time of the merger. In addition, following the end of fiscal 2014, as permitted under the terms of the Merger Agreement, the company entered into agreements with certain executive officers and other employees that provide for retention and severance payments. For more information about these severance and retention arrangements, see “-Proposed Merger with Hilltop” above and “The Merger – Interests of SWS Directors and Executive Officers in the Merger – Severance and Retention Payments” in the Form S-4/A.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits our ability to deduct the cost of certain annual compensation in excess of $1,000,000 paid to individuals required to be named in the Summary Compensation Table.  This limitation did not allow the company to deduct approximately $1,019,000 in its 2013 federal income tax return that was filed in September 2014.  However, the Committee believes it is important to balance the effectiveness of executive compensation plans with the materiality of potentially reduced tax deductions.  Accordingly, the Committee may continue to authorize payments that may not be fully deductible if the Committee believes it is in our best interests to do so.

Summary Compensation Table

The following table sets forth information concerning compensation earned by our NEOs during the fiscal years ended June 30, 2014, June 30, 2013, and June 29, 2012.

	Incentive Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Compensation(2)(3)	All Other Compensation ($)(4)	Total Compensation ($)
James H. Ross	2014	$450,000	$300,000	$325,000	$10,200	$1,085,200
President and Chief	2013	450,000	250,000	100,000	10,000	810,000
Executive Officer	2012	450,000	1,300,000	550,000	10,100	2,310,100

Stacy M. Hodges(*)
Executive Vice President,	2014	$124,623	$--	$86,250	$3,000	$213,873
Chief Financial Officer	2013	360,000	100,000	176,250	10,000	646,250
and Treasurer	2012	360,000	325,000	236,250	17,000	938,250

J. Michael Edge(#)
Senior Vice President,	2014	$320,000	$75,000	$67,500	$13,895	$476,395
Interim Chief Financial Officer	2013	180,000	--	45,000	8,900	233,900
and Treasurer	2012	154,000	--	40,000	7,800	201,800

Robert A. Chereck
Executive Chairman and	2014	$350,000	$--	$140,175	$7,000	$497,175
President of Southwest	2013	350,000	14,000	160,000	17,200	541,200
Securities, FSB	2012	98,000	--	--	1,200	99,200

Daniel R. Leland	2014	$225,000	$120,000	$555,000	$10,200	$910,200
Executive Vice President	2013	225,000	204,000	611,000	10,000	1,050,000
	2012	225,000	50,000	1,605,432	9,800	1,890,232

Richard H. Litton	2014	$225,000	$385,983	$732,322	$10,200	$1,353,505
Executive Vice President	2013	225,000	120,000	555,000	10,000	910,000
	2012	225,000	50,000	1,744,455	9,800	2,029,255

____________________

(*)Ms. Hodges resigned from her positions with the company on September 30, 2013, at which time, Mr. Edge was appointed as interim CFO, effective October 1, 2013.

(#)As a result of Mr. Edge’s appointment as interim CFO, his annual base salary was increased to $360,000 per year, effective as of the date of appointment.

(1)

Amounts shown consist of awards of restricted stock granted pursuant to the 2003 Restricted Stock Plan and 2012 Restricted Stock Plan.  The awards granted in fiscal 2012 vest on February 2, 2016.  The awards granted in fiscal 2013 and 2014 vest ratably over a three year period.  The amounts shown were not actually paid to the NEOs.  Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the shares of restricted stock awarded to each of the NEOs in fiscal years 2012, 2013 and 2014.  These values were determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). See the discussion in Footnote 1(u) Stock-Based Compensation and Footnote 19 Employee Benefits-Restricted Stock Plan in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”  The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(2)

The cash incentive awards earned for fiscal years 2013 and 2014 were paid in one lump sum in August 2013 and 2014, respectively.  The incentive awards earned in fiscal year 2012 were deferred and paid out in installments from 2012 through 2015 and these deferred amounts do not earn interest and are payable only if the executive remains employed by the company at the one-, two- and three- year anniversaries of the Committee’s approval of such awards. The following table shows payouts of cash incentive awards for each NEO earned for fiscal 2012 and 2014 (the cash incentive awards for fiscal 2013 were fully paid out in August 2013):

	Payout in
Name	Fiscal Year	2012	2013	2014	Total
James H. Ross	2014	$60,000	$--	$225,000	$285,000
	2015	60,000		--	60,000
				$225,000

Stacy M. Hodges		$--	$--	$--	$--

J. Michael Edge	2014	$--	$--	$67,500	$67,500
				$67,500

Robert A. Chereck	2014	$--	$--	$140,175	$140,175
				$140,175

Daniel R. Leland	2014	$226,086	$--	$230,000	$456,086
	2015	226,087		--	226,087
				$230,000

Richard H. Litton	2014	$253,891	$--	$407,322	$661,213
	2015	253,891		--	253,891
				$407,322

(3)

In April 2011, the Committee recommended, and the BOD approved, a one-time retention bonus plan for specific NEOs at the company.  The retention bonuses were paid in equal installments over four years.  For each of fiscal 2014, 2013 and 2012, Messrs. Ross, Leland and Litton and Ms. Hodges, received retention bonus installment of $100,000, $325,000, $325,000 and $86,250, respectively.

(4)

These amounts represent the company’s matching contributions under its 401(k) plan.  The amount of perquisites and personal benefits did not exceed $10,000 for any NEO during fiscal 2014, 2013, or 2012.

Grants of Plan-Based Awards in Fiscal Year 2014

The following table summarizes all grants of plan-based awards made to our NEOs in fiscal 2014.

		Estimated Future	All Other
		Payouts Under	Stock Awards:
		Non-Equity	Number of Shares	Grant Date
		Incentive Plan	of Stock	Fair Value of
	Grant	Awards	or Units	Stock Awards
Name	Date (1)	($)(2)	(#)(3)	($)(3)(4)
James H. Ross	8/20/2014	--	41,152	$ 300,000
		$ 225,000	--	--

Stacy M. Hodges		--	--	--

J. Michael Edge	8/20/2014	--	10,288	75,000
	--	67,500	--	--

Robert A. Chereck	--	140,175	--	--

Daniel R. Leland	8/20/2014	--	16,461	120,000
		230,000	--	--

Richard H. Litton	8/20/2014	--	52,947	385,983
		407,322	--	--

____________________

(1)	Amounts were granted as part of the NEOs’ fiscal 2014 incentive compensation awards. The awards were approved by the BOD and granted on August 20, 2014.
(2)	The amounts shown represent cash incentive compensation earned for fiscal 2014. See footnote (2) to the Summary Compensation Table for information on the payout of these awards.
(3)	The amounts shown represent restricted stock granted under the 2012 Restricted Stock Plan. The shares vest ratably over a three year period.
(4)

The amounts shown do not reflect compensation actually received by the NEOs.  Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the restricted stock awards.  These values were determined in accordance with FASB ASC Topic 718.  See the discussion in Footnote 1(u) Stock-Based Compensation and Footnote 19 Employee Benefits-Restricted Stock Plan in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes all outstanding equity awards held by our NEOs as of June 30, 2014:

Stock Awards
	Number of	Market Value
	Shares of	of Shares of
	Stock that	Stock that
	Have not	Have not
	Vested	Vested
Name	(#)(1)	($)(2)
James H. Ross	4,000(3)	$ 29,120
	174,263(4)	$ 1,268,635
	44,964(5)	$ 327,338

Stacy M. Hodges	--	--

J. Michael Edge	308(6)	$ 2,243

Robert A. Chereck	2,518(5)	$ 18,331

Daniel R. Leland	6,702(4)	$ 48,791
	36,691(5)	$ 267,110

Richard H. Litton	6,702(4)	$ 48,791
	21,583(5)	$ 157,124

____________________

(1)	Issued pursuant to the 2003 and 2012 Restricted Stock Plans.
(2)	Amounts are based on the closing market price of our common stock on the NYSE on June 30, 2014, which was $7.28 per share.
(3)	These shares vested on August 24, 2014.
(4)	These shares are scheduled to vest on February 2, 2016.
(5)	One-third of these shares vested on August 21, 2014 and an additional one-third of these shares are scheduled to vest on each of August 21, 2015 and 2016.
(6)	Amount represents unvested shares of the company’s common stock allocated to Mr. Edge’s account under the Deferred Compensation Plan.

Stock Vested

The following table summarizes all shares held by our NEOs that vested in fiscal 2014.

Stock Awards
	Number of Shares	Value Realized
Name	Acquired on Vesting (#)	Upon Vesting ($)(1)
James H. Ross	4,000	$ 22,180
Stacy M. Hodges	--	--
J. Michael Edge	--	--
Robert A. Chereck	--	--
Daniel R. Leland	--	--
Richard H. Litton	--	--

____________________

(1)	The amount shown is based on the average of the high and low market price of the company’s common stock on the NYSE on the applicable vesting date.

Nonqualified Deferred Compensation

The following table summarizes changes to the Deferred Compensation Plan for our NEOs for fiscal 2014.  For a description of the material terms of the Deferred Compensation Plan, see “-Deferred Compensation Plan” above.  At June 30, 2014, only Messrs. Edge and Litton held deferred shares of the Company’s common stock under the Deferred Compensation Plan.  For a description of how these deferred shares will be treated in the proposed merger, see “-Proposed Merger with Hilltop-Deferred Shares” above.

Name	Executive Contributions in 2014 ($)	Registrant Contributions in 2014 ($)	Aggregate Earnings in 2014 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at 6/30/2014 ($)
James H. Ross	$--	$--	$--	$--	$--
J. Michael Edge	12,750	1,913	2,076	--	17,935
Stacy M. Hodges	--	--	23,850	(205,273)	--
Robert A. Chereck	--	--	--	--	--
Daniel R. Leland	--	--	--	--	--
Richard H. Litton	--	--	21,303	--	114,137

Potential Payments upon Termination or Change of Control

At June 30, 2014, we did not have separate change of control or severance agreements with any NEO.  However, certain of our compensation plans have provisions that are triggered by a change of control or termination of a NEO, and under the Merger Agreement, our NEOs and other employees are entitled to cash severance in accordance with the company’s severance practice on specified terminations of employment following the effective time of the merger. In addition, following the end of fiscal 2014, as permitted under the terms of the Merger Agreement, the company entered into agreements with certain executive officers and other employees that provide for retention and severance payments.

Under the Deferred Compensation Plan, upon termination of a NEO’s employment, the vested account balance of the deferred compensation will be paid as a termination benefit.  Upon a change of control, the NEO may receive a change of control benefit equal to the NEO’s vested account balance or have the account balance remain subject to the terms and conditions of the plan, depending on the election of the NEO at the time the NEO began participating in the plan.  The payment of this benefit will not result in additional compensation expense to the company.

Under the 2012 Restricted Stock Plan and the 2003 Restricted Stock Plan, which expired on August 21, 2013, but for which restricted shares are still outstanding, termination of an employee’s service under the plan (including, but not limited to, voluntary resignation or termination with or without cause) before the restricted shares vest will result in the forfeiture of any unvested shares. However, in the event of a change of control, as defined by the applicable plan, or the death of an NEO (if set forth in the applicable award agreement), all outstanding awards granted prior to the date of the Merger Agreement will automatically vest. For a description of the treatment of restricted stock awards granted after the date of the Merger Agreement, see “-Proposed Merger with Hilltop-Restricted Shares (Post-Merger Agreement Grants)” above.

For the restricted shares granted on February 2, 2012 under the 2003 Restricted Stock Plan, termination of an employee’s service under the plan (including, but not limited to, voluntary resignation or termination with or without cause) before the restricted shares become vested will result in the forfeiture of any unvested shares. However, in the event of a change of control, as defined by the plan and set forth in the award agreement,  all outstanding awards will automatically vest.  In the event of the death of an NEO during the following timeframes, the restricted shares shall vest as follows:

On or after the 1st anniversary of the Grant Date but prior to the 2nd anniversary of the Grant Date	25% Vested
On or after the 2nd anniversary of the Grant Date but prior to the 3rd anniversary of the Grant Date	50% Vested
On or after the 3rd anniversary of the Grant Date but prior to the Vesting Date	75% Vested

   Under the Deferred Compensation Plan and the 2012 Restricted Stock Plan, a change of control is generally defined as: (1) any consolidation, merger or share exchange of the company in which the company is not the continuing or surviving corporation; (2) any sale, lease, exchange or other transfer of all or substantially all of the assets of the company; (3) the stockholders of the company approve any plan or proposal for the liquidation or dissolution of the company; (4) the cessation of control (by virtue of their not constituting a majority of directors) of the BOD, subject to certain conditions; (5) the acquisition of beneficial ownership (within the meaning of Rule 13d‑3 under the Exchange Act) of an aggregate of 20% of the voting power of the company’s outstanding voting securities; or (6) in the case of the 2012 Restricted Stock Plan, a Title 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the company to a case under Chapter 7. The closing of the proposed merger pursuant to the Merger Agreement would constitute a change of control for purposes of these plans.

The table below represents the number of shares and the market value of those shares that would have vested had a change of control occurred, or had the NEOs died, as of June 30, 2014 using the closing market price of our common stock on the NYSE on June 30, 2014, which was $7.28 per share. For further details regarding the compensation that our NEOs are eligible to receive in connection with the proposed merger, including the treatment of their equity awards, see “-Proposed Merger with Hilltop” above and “The Merger – Interests of SWS Directors and Executive Officers in the Merger” in the Form S-4/A.

	Number of Shares of Stock that Vest		Market Value of Shares of Stock that Vest
Name	Upon Change in Control (#)	Upon Death(#)	Upon Change in Control ($)	Upon Death(#)
James H. Ross	223,227	136,096	$ 1,625,093	$ 990,775
J. Michael Edge	--	--	--	--
Robert A. Chereck	2,518	2,518	$ 18,331	$ 18,331
Daniel R. Leland	43,393	40,042	$ 315,901	$ 291,506
Richard H. Litton	28,285	24,934	$ 205,915	$ 181,520

Ms. Hodges did not receive any termination-related payments or benefits upon her resignation on September 30, 2013.  However, as noted in the “-Nonqualified Deferred Compensation” table above, the $205,273 balance of her account under the Deferred Compensation Plan was distributed to her in accordance with the terms of the plan.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Members of the BOD who are non-employee directors receive an annual retainer of $35,000 paid on a quarterly basis and $1,000 for attendance at each committee meeting.  The committee chairmen receive $2,000 per committee meeting.  The non-employee directors are also eligible to participate in the 2012 Restricted Stock Plan.  On November 14, 2013, each non-employee director received a grant of 5,963 restricted shares, which had a value of $5.87 per share based on the closing price of our common stock on the date of the grant.

In addition to the normal BOD and committee compensation, the Special Committee was formed to (i) determine and recommend to the BOD whether a potential transaction was advisable,  fair and in the best interests of the company’s stockholders and (ii) retain and compensate advisors to the Special Committee.  Members of the Special Committee are independent directors who are not affiliated with either Oak Hill or Hilltop and consist of Messrs. Buchholz, Miller and Williams.  For their service on the Special Committee, Mr. Miller received a one-time retainer fee of $45,000 as Chairman of the Special Committee, and Messrs. Buchholz and Williams each received a one-time retainer fee of $35,000. Members of the Special Committee also received a fee of $2,500 for attendance at each Special Committee meeting.  These amounts are reflected in the totals below.

For details regarding the treatment of equity awards held by our directors in connection with the proposed merger under the Merger Agreement, see “-Proposed Merger with Hilltop” above and “Summary–Interests of SWS Directors and Executive Officers in the Merger” in the Form S-4/A.

Director Compensation Table

The following table shows the overall compensation earned for fiscal 2014 by each of our non-employee directors.

Director Compensation for Fiscal Year 2014

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total Compensation ($)
Robert A. Buchholz	$110,000	$35,000	$--	$145,000
Brodie L. Cobb	49,000	35,000	--	84,000
J. Taylor Crandall	38,000	35,000	--	73,000
Christie S. Flanagan	51,000	35,000	--	86,000
Gerald J. Ford	38,000	35,000	--	73,000
Larry A. Jobe	60,000	35,000	--	95,000
Tyree B. Miller	142,000	35,000	--	177,000
Dr. Mike Moses	35,000	35,000	263,828(3)	333,828
Joel T. Williams III	127,000	35,000	--	162,000

__________

(1)	Messrs. Buchholz, Miller and Williams received $75,000, $95,000 and $75,000, respectively, as members of the BOD’s Special Committee.
(2)

Amounts shown do not reflect compensation actually received by the director.  Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the restricted stock awarded.  These values were determined in accordance with FASB ASC Topic 718.  See the discussion in Footnote 1(u) Stock-Based Compensation and Footnote 19 Employee Benefits-Restricted Stock Plan in the Notes to the Consolidated Financial Statements for the fiscal years ended June 30, 2014, June 30, 2013 and June 29, 2012 included under Item 8. “Financial Statements and Supplementary Data.”

(3)

This amount represents $187,433 for finder’s fees and related expenses pursuant to the company’s referral fee program and $76,395 for office space and administrative services provided to Dr. Moses within the company's home office location.  Dr. Moses is paid a finder’s fee of 15% of the income the company earns for initiating contact between municipal officials and municipal securities representatives of Southwest Securities which result in municipal securities engagements.  He does not communicate, directly or indirectly, with public investors, structure offerings or negotiate terms.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2014, the directors had the following outstanding unvested restricted shares:

	Stock Awards
	Number of	Market Value
	Shares of	of Shares of
	Stock That	Stock That
	Have Not	Have Not
	Vested	Vested
Name	(#)(1)	($)(2)
Robert A. Buchholz	5,963	$ 43,411
Brodie L. Cobb	5,963	$ 43,411
J. Taylor Crandall	5,963	$ 43,411
Christie S. Flanagan	5,963	$ 43,411
Gerald J. Ford	5,963	$ 43,411
Larry A. Jobe	5,963	$ 43,411
Tyree B. Miller	5,963	$ 43,411
Dr. Mike Moses	5,963	$ 43,411
Joel T. Williams III	5,963	$ 43,411

_________

(1)	These shares are scheduled to vest on November 14, 2014.
(2)	Amounts are based on the closing price of our common stock on the NYSE on June 30, 2014, which was $7.28 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our common stock as of August 30, 2014, by each person who is known to us to beneficially own more than 5% of our common stock, each of our directors and NEOs, and all of our directors and executive officers as a group.    Unless otherwise indicated, the address of each officer and director is 1201 Elm Street, Suite 3500, Dallas, Texas  75270.

	Shares Beneficially Owned(1)(2)
Name	Number	Percent
Beneficial Owners of More Than 5%:
Hilltop Holdings Inc. (3)
200 Crescent Court, Suite 1330, Dallas, TX 75201	10,171,039	24.25%
Oak Hill Capital Management, LLC (4)
65 East 55th Street, 32nd Floor, New York, NY 10022	8,715,577	20.78%
Lone Star Value Investors GP, LLC (5)
53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870	3,300,000	9.93%
BlackRock, Inc. (6)
40 East 52nd Street, New York, NY 10022	2,846,025	8.56%
Highland Capital Management LP (7)
300 Crescent Court, Suite 700, Dallas, TX 75201	2,564,786	7.72%
Gamco Investors, Inc. (8)
One Corporate Center, Rye, New York 10580-1435	1,672,413	5.03%

Executive Officers and Directors:
Gerald J. Ford (3)	10,190,964	24.30%
Brodie L. Cobb (9)	1,013,550	3.05%
Robert A. Buchholz	418,912	1.26%
James H. Ross	323,995	*
Richard H. Litton	164,474	*
Daniel R. Leland	157,371	*
Larry A. Jobe	50,588	*
Dr. Mike Moses	38,748	*
Stacy M. Hodges	31,100	*
Joel T. Williams III	27,588	*
Christie S. Flanagan	19,925	*
Tyree B. Miller	19,925	*
J. Michael Edge	12,372	*
J. Taylor Crandall	5,963	*
Robert A. Chereck	2,518	*
All directors and executive officers as a group (18 persons) (10)	12,596,065	30.19%
_________

(*)Denotes less than 1% ownership.

(1)

The rules of the SEC provide that, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares voting or dispositive power, irrespective of the person’s economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and dispositive power over the shares listed, subject to the effects of community property laws.

(2)

Based on 33,239,459 shares outstanding on August 30, 2014.  Includes shares of restricted common stock issued pursuant to the 2012 Restricted Stock Plan.  Shares of common stock subject to derivative securities that are exercisable within 60 days of August 30, 2014 are deemed beneficially owned by the person holding such derivative securities and deemed outstanding for purposes of calculating the percentage of ownership of such person, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(3)

Based on a Schedule 13D filed on August 8, 2011 and amended on September 16, 2011, December 1, 2011, January 10, 2014 and April 1, 2014, on behalf of Hilltop, Hilltop beneficially owned 10,171,039 shares of our common stock, of which 8,695,652 shares are issuable upon the exercise of a warrant.  The warrant is exercisable at any time for five years from the date of original issuance, but will expire to the extent that we prepay the loan made to us by Hilltop, and Hilltop does not exercise a corresponding portion of the warrant.  The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment as set forth in the warrant.  The warrant is held by Hilltop, of which Mr. Gerald J. Ford is Chairman of the Board and a 17.2% beneficial owner.  Mr. Ford disclaims any beneficial ownership of the warrant, except to the extent of his pecuniary interest therein.  Mr. Ford is the sole general partner, and trusts for the benefit of his adult sons and adult daughters are the limited partners, of the limited partnership that owns 17.2% of Hilltop.  The limited partners hereby disclaim any beneficial ownership of the warrant.

(4)

OHCM is the investment advisor to OHCP and Oak Hill Capital Management Partners III, L.P. (“OHCMP”).  OHCM disclaims beneficial ownership of the 8,695,652 shares of common stock that are issuable upon the exercise of the warrants held by OHCP and OHCMP.  Based on a Schedule 13D filed on August 5, 2011 and amended on April 3, 2014, on behalf of OHCP; OHCMP; OHCP GenPar III, L.P.; OHCP MGP Partners III, L.P.; and OHCP MGP III, Ltd., 8,695,652 shares of our common stock are issuable upon the exercise of two warrants held by Oak Hill.  Specifically, OHCP beneficially owns 8,419,148 shares of our common stock pursuant to a warrant to purchase 8,419,148 shares, and OHCMP beneficially owns 276,504 shares of our common stock pursuant to a warrant to purchase 276,504 shares.  The general partner of each of Oak Hill is OHCP GenPar III, L.P., the general partner of OHCP GenPar III, L.P. is OHCP MGP Partners III, L.P. and the general partner of OHCP MGP Partners III, L.P. is OHCP MGP III, Ltd., each of which beneficially own 8,695,652 shares of our common stock that are issuable upon the exercise of the warrants held by Oak Hill.  The warrants are exercisable at any time for five years from the date of original issuance, but will expire to the extent that we prepay the loan made to us by Oak Hill, and Oak Hill does not exercise a corresponding portion of the warrants.  The exercise price and the number of shares of common stock acquirable upon exercise of the warrants are subject to adjustment as set forth in the warrant.  The 8,715,577 total set forth in the above table also includes 19,925 shares of restricted stock granted to Mr. J. Taylor Crandall and owned by OHCM.  Mr. Crandall is a Managing Partner of OHCM.  Pursuant to the policies of OHCM and its affiliates and the investment funds it advises, Mr. Crandall held the reported securities until vesting for the benefit of OHCM and, upon the vesting of the shares, assigned all economic, pecuniary and voting rights to OHCM for no consideration.  Mr. Crandall disclaims any beneficial ownership of the shares covered by this statement except to the extent of his pecuniary interest therein.

(5)

Based on a Schedule 13D filed August 18, 2014, and amended on August 21, 2014, August 26, 2014 and September 2, 2014 on behalf of Lone Star Value Management LLC, Lone Star Value Investors beneficially owned 850,000 shares of our common stock, Lone Star Value Co-Invest II beneficially owned 2,450,000 shares of our common stock, Lone Star Value GP, the general partner of each of Lone Star Value Investors and Lone Star Value Co-Invest II, beneficially owned 3,300,000 shares of our common stock, Lone Star Value Management, as the investment manager of Lone Star Value Investors, beneficially owned 850,000 shares of our common stock, and Mr. Eberwein, as the manager of Lone Star Value GP and sole member of Lone Star Value Management, beneficially owns 3,300,000 shares of our common stock.

(6)

Based on a Schedule 13G filed on January 29, 2010, and amended on February 8, 2010, February 8, 2011, February 10, 2012, February 8, 2013, and January 30, 2014 on behalf of BlackRock, Inc., BlackRock, Inc. beneficially owns 2,846,025 shares of our common stock.

(7)

Based on a Schedule 13G filed on February 14, 2014, on behalf of NexPoint Credit Strategies Fund, a Delaware statutory trust (the “Credit Fund”), NexPoint Advisors, L.P., a Delaware limited partnership (“NexPoint”), NexPoint Advisors GP, LLC, a Delaware limited liability company (“NexPoint GP”), Highland Select Equity Fund, L.P., a Delaware limited partnership (the “Select Fund” and together with the Credit Fund, the “Funds”), Highland Select Equity Fund GP, L.P., a Delaware limited partnership (“Select GP”), Highland Select Equity, LLC, a Delaware limited liability company (“Select LLC”), Highland Capital Management, L.P., a Delaware limited partnership (“Highland Capital”), Strand Advisors, Inc., a Delaware corporation (“Strand”), and James D. Dondero (collectively, the “Reporting Persons”). James D. Dondero is the President of NexPoint GP and Strand. NexPoint GP is the general partner of NexPoint. NexPoint serves as the investment advisor to the Credit Fund. Strand is the general partner of Highland Capital. Highland Capital is the general partner of Select LLC. Select LLC is the general partner of Select GP. Select GP is the general partner of the Select Fund.

The Credit Fund is the beneficial owner of 571,712 shares of common stock that it holds directly. NexPoint, as the investment advisor to the Credit Fund, and NexPoint GP, as the general partner of NexPoint, may be deemed the beneficial owners of the 571,712 shares of common stock held by the Credit Fund. The Select Fund is the beneficial owner of 1,993,074 shares of common stock that it holds directly. Select GP, as the general partner of the Select Fund, Select LLC, as the general partner of Select GP, Highland Capital, as the general partner of Select LLC, and Strand, as the general partner of Highland Capital, may be deemed the beneficial owners of the 1,993,074 shares of common stock held by the Select Fund. Mr. Dondero may be deemed the beneficial owner of the 2,564,786 shares of common stock held by the Funds. The Credit Fund, NexPoint and NexPoint GP may be deemed the beneficial owners of 1.7% of the outstanding shares of common stock held by the Credit Fund. The Select Fund, Select GP, Select LLC, Highland Capital and Strand may be deemed the beneficial owners of 6.0% of the outstanding shares of common stock held by the Select Fund. Mr. Dondero may be deemed the beneficial owner of 7.7% of the outstanding shares of common stock held by the Funds.  The Credit Fund has the sole power to vote and dispose of the 571,712 shares of common stock that it holds directly. NexPoint and NexPoint GP have the shared power to vote and dispose of the 571,712 shares of common stock held by the Credit Fund. The Select Fund has the sole power to vote and dispose of the 1,993,074 shares of common stock that it holds directly. Select GP, Select LLC, Highland Capital and Strand have the shared power to vote and dispose of the 1,993,074 shares of common stock held by the Select Fund. Mr. Dondero has the shared power to vote and dispose of the 2,564,786 shares of common stock held by the Funds.

(8)	Based on a Schedule 13D filed on March 6, 2014 on behalf of Gamco Investors, Inc. (“Gamco”), Gamco has sole voting and shared dispositive power over 1,672,413 shares of our common stock.

(9)

Includes 972,083 shares beneficially owned by Cobb Partners, Ltd., a limited partnership of which the partners are Brodie L. Cobb and certain members of his family.  Brodie L. Cobb is the managing partner of the partnership and has sole voting and investment power with regard to the shares beneficially owned by the partnership.

(10)

Includes the information in notes (3) and (9) above.  In addition, includes 118,072 shares of common stock beneficially owned by other executive officers not listed in the above table because such executive officers are not NEOs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Persons Transactions with Related Persons

To the extent permitted by the Sarbanes-Oxley Act of 2002, as amended, directors and executive officers of the company and their associates, including family members, from time to time may be or may have been indebted to the company or its subsidiaries under lending arrangements offered by those companies to the public. For example, such persons may be or may have been indebted to Southwest Securities or the Bank, as customers, in connection with margin account loans, revolving lines of credit and other extensions of credit. Such indebtedness is extended in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not employees of the company and does not involve a more than normal risk of collectability or present other unfavorable features.

On July 29, 2011, we entered into the Credit Agreement with the Investors that provides for a five-year unsecured term loan of $100.0 million in the aggregate.  Interest accrues on the term loan at 8% per year and may be prepaid (in whole or in part) under certain circumstances after three years.  During fiscal 2014, we paid each of Hilltop and Oak Hill a total of $4.0 million in interest on the outstanding indebtedness under the Credit Agreement.

In connection with the Credit Agreement, on July 29, 2011, the company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock of the company, a warrant to OHCP to purchase up to 8,419,148 shares of the common stock of the company and a warrant to OHCMP to purchase up to 276,504 shares of common stock of the company (each, a “Warrant”).  For each of Hilltop and Oak Hill, the Warrants represent an approximately 17% equity interest in the company (assuming the Warrants are exercised in full).  The Warrants are exercisable for five years, but will expire to the extent that the company makes prepayments on the loans and the Investors do not promptly exercise a corresponding portion of the Warrants.

On July 29, 2011, we also entered into an Investor Rights Agreement with the Investors to provide the Investors with certain preemptive and registration rights with respect to the common stock that may be issued upon the exercise of the Warrants or upon the conversion of the shares of Series A Preferred Stock if a holder exercises its Warrants for shares of Series A Preferred Stock instead of common stock.  Pursuant to the Investor Rights Agreement, each Investor will be granted the right to designate one representative to the BOD for so long as that Investor continues to beneficially own 9.9% or more of our outstanding common stock.  Our BOD elected Mr. Gerald J. Ford and Mr. J. Taylor Crandall as directors of the company, effective July 29, 2011, and each has subsequently been re-elected by the stockholders.

In addition, under the Investor Rights Agreements each of Hilltop and Oak Hill have the right to appoint an observer to be invited to all BOD meetings for so long as that Investor continues to beneficially own 4.9% or more of the company’s outstanding common stock. Hilltop has appointed Mr. Jeremy Ford and Oak Hill has appointed Mr. Scott Kauffman as their respective observers, effective July 29, 2011. Each observer has entered into a Confidentiality Agreement with the company.

Mr. Gerald J. Ford has a 17.2% beneficial ownership in Hilltop and disclaims any beneficial ownership of the Warrant held by Hilltop, except to the extent of his pecuniary interest therein.   Mr. Jeremy Ford, President and Chief Executive Officer of Hilltop, is the son of Mr. Gerald J. Ford and a beneficiary of a trust that indirectly owns part of the 17.2% ownership in Hilltop.  Mr. Corey Prestidge is the General Counsel of Hilltop.  Mr. Prestidge’s wife, the daughter of Mr. Gerald J. Ford, is also a beneficiary of a trust that owns part of the 17.2% interest in Hilltop.  Also, Hilltop and the company have entered into the Merger Agreement and under the Merger Agreement, the company will be merged with and into Hilltop’s wholly owned subsidiary, Peruna.  Peruna will be the surviving entity in the merger.  In addition to the 8,695,652 shares of the company’s common stock issuable to Hilltop upon exercise of its Warrant, as of August 30, 2014, Hilltop held an additional 1,475,387 shares of the company’s common stock, equivalent to 4.4% of the outstanding shares of the company’s common stock or 24.3% of the outstanding shares of the company’s common stock if Hilltop’s Warrant was fully exercised.  At the closing of the proposed merger, if Hilltop’s Warrant to acquire common stock is outstanding, it will be cancelled.  Based on the company’s outstanding shares of common stock, equity awards and Warrants as of June 30, 2014, and assuming that, as of the closing of the proposed merger, all equity awards are vested and exercised and all Warrants are exercised, the preliminary estimated merger consideration is approximately $366,563,000 of which approximately $74,639,000 represents Hilltop’s current investment in the company.

Mr. J. Taylor Crandall is Managing Partner of OHCM (the investment advisor to OHCP and OHCMP).

During fiscal year 2014, Dr. Moses received $187,433 for finder’s fees and related expenses pursuant to the company’s referral fee program and $76,395 for office space and administrative services provided to Dr. Moses within the company's home office location.  Dr. Moses is paid a finder’s fee of 15% of the income the company earns for initiating contact between municipal officials and municipal securities representatives of Southwest Securities which result in municipal securities engagements.  He does not communicate, directly or indirectly, with public investors, structure offerings or negotiate terms.

Policies and Procedures with Respect to Related Person Transactions

The BOD recognizes that related person transactions can present a heightened risk of conflicts of interest.  Our written Related Party Transaction Policies and Procedures may be accessed on the corporate governance page of our website at www.swsgroupinc.com.  For purposes of SEC rules as well as our Related Party Transaction Policies and Procedures, a “related person transaction” is any transaction in which the company was, is or will be a participant and the amount involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest.  The term “related person” means:

•	any person who is, or at any time since the beginning of the company’s last fiscal year was, a director or executive officer of the company or a nominee to become a director of the company;
•	any person who is known to be the beneficial owner of more than 5% of any class of the company’s voting securities; and
•	any immediate family member of any of the foregoing persons.

The Audit Committee reviews relationships and transactions in which the company and a related person are participants to determine whether those persons have a direct or indirect material interest in such transactions.  The Audit Committee has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares;

•

any charitable contribution, grant, or endowment by the company to a charitable organization, foundation, or university for which a related person's only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $1 million, or 2% of the charitable organization's total annual receipts;

•	compensation to executive officers determined by the Compensation Committee; or
•	compensation to directors determined by the BOD.

To identify potential related person transactions, under our policy, we request information from our directors and executive officers about related person transactions as defined above.  Where appropriate, we also ask that our directors seek pre-approval for related person transactions. We then review the information provided for any related person transactions. The Audit Committee reviews and approves or ratifies any related person transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person will be disclosed in the company’s proxy statement or Annual Report on Form 10-K.  Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or voting for the approval or ratification of the transaction.

Director Independence and Related Matters

The BOD is comprised of a majority of directors who qualify as "independent," as defined in the listing standards of the NYSE.  In determining independence, the BOD affirmatively determines on an annual basis whether any director has a "material relationship" with the company that would impair the director's independence from management.  When assessing the "materiality" of a director's relationship with the company, the BOD considers all relevant facts and circumstances, not merely from the director's standpoint, but from that of the persons or organizations with which the director has an affiliation.

The BOD has affirmatively determined that the following members of the BOD are "independent," as defined in the NYSE's listing standards and the rules of the SEC, and that no material relationship exists between the company and each listed director outside their service as a member of the BOD:  Brodie L. Cobb, J. Taylor Crandall, Christie S. Flanagan, Larry A. Jobe,

Tyree B. Miller and Joel T. Williams III.   In making its determination, the BOD considered the transactions with certain related persons disclosed in the section titled “Certain Relationships and Related Transactions with Related Persons”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services performed by Grant Thornton LLP for the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2014 and June 30, 2013 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	Fiscal Year Ended
	June 30, 2014	June 30, 2013
Audit Fees(1)	$ 1,213,106	$ 1,181,328
Audit-Related Fees(2)	282,743	176,791
Tax Fees(3)	60,913	52,571
All Other Fees(4)	43,500	147,000

_________________

(1)

Includes the annual audit of our consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q, annual regulatory audits for our broker/dealer and banking subsidiaries, and internal control testing.

(2)

Includes fees for the audit of our 401(k) plan, Statement on Standards for Attestation Engagements (“SSAE”) No. 16, Reporting on Controls at a Service Organization procedures, procedures performed relating to the proposed merger with Hilltop and the SEC Surprise Examination Audit for Southwest Securities.

(3)	Includes fees for tax compliance, tax planning and tax advice.
(4)	Includes fees for computational expertise for the refunding transactions originated by our public finance department in fiscal years 2014 and 2013.

Pre-Approval of Independent Accountants Services

Pursuant to the Audit Committee's charter, the Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by its independent accountants, subject to a de minimis exception for non-audit services, which are approved by the Audit Committee prior to the completion of the audit.

The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to a subcommittee, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.

All services provided by and all fees paid to Grant Thornton LLP in fiscal 2014 and 2013 were approved by the Audit Committee in accordance with the Audit Committee's pre-approval policy.  None of the services provided in fiscal 2014 or 2013 were approved pursuant to the de minimis exception.

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

10.17+	Form of Amended SWS Group, Inc. 2012 Restricted Stock Plan incorporated by reference to Exhibit 10.17 the Registrant’s Annual Report on Form 10-K filed September 5, 2014
10.18+

Form of Amended SWS Group, Inc. Restricted Stock Agreement for Employees for the 2012 Restricted Stock Plan incorporated by reference to Exhibit 10.18 the Registrant’s Annual Report on Form 10-K filed September 5, 2014

21.1	Subsidiaries
23.1*	Consent of Grant Thornton LLP
31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

September 26, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 26, 2014	/S/ Joel T. Williams III
(Date)	(Signature)
Joel T. Williams III
Chairman of the Board

September 26, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 26, 2014	/S/ J. Michael Edge
(Date)	(Signature)
J. Michael Edge
Chief Financial Officer
(Principal Financial Officer)

September 26, 2014	/S/ Laura Leventhal
(Date)	(Signature)
Laura Leventhal
Chief Accounting Officer
(Principal Accounting Officer)

September 26, 2014	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

September 26, 2014	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 26, 2014	/S/ J. Taylor Crandall
(Date)	(Signature)
J. Taylor Crandall
Director

September 26, 2014	/S/ Christie S. Flanagan
(Date)	(Signature)
Christie S. Flanagan
Director

September 26, 2014	/S/ Gerald J. Ford
(Date)	(Signature)
Gerald J. Ford
Director

September 26, 2014	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 26, 2014	/S/ Tyree B. Miller
(Date)	(Signature)
Tyree B. Miller
Director

September 26, 2014	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
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