Form 10-Q
period 2014-09-30
SWS GROUP INC
filed 2014-11-05
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2014

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

   Yes _______            No __X____

As of October 31, 2014, there were 48,456,850 shares of the registrant's common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2014 and June 30, 2014

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$ 107,543	$ 99,620
Assets segregated for regulatory purposes	181,982	190,240
Receivable from brokers, dealers and clearing organizations	2,240,439	1,992,941
Receivable from clients, net of allowance	250,256	253,579
Loans, net (including $59,288 of loans measured at fair value at September
30, 2014 and $53,148 at June 30, 2014)	650,174	614,356
Securities owned, at fair value	270,102	235,625
Securities held to maturity	11,482	12,549
Securities purchased under agreements to resell	74,961	72,582
Goodwill	7,552	7,552
Securities available for sale	447,473	494,848
Other assets	76,581	102,014
	$ 4,318,545	$ 4,075,906

Liabilities and Stockholders’ Equity
Short-term borrowings	$ 100,000	$ 59,000
Payable to brokers, dealers and clearing organizations	2,108,206	1,913,976
Payable to clients	350,731	354,494
Deposits	971,689	1,000,139
Securities sold under agreements to repurchase	48,948	39,343
Securities sold, not yet purchased, at fair value	160,296	121,355
Drafts payable	26,507	27,641
Advances from Federal Home Loan Bank (“FHLB”)	76,202	77,130
Long-term debt, net	55,655	87,769
Stock purchase warrants (“warrants”)	14,292	27,796
Other liabilities	50,608	57,391
	$ 3,963,134	$ 3,766,034
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares;
none issued	-	-
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 39,833,879 and outstanding 39,453,530 shares at September 30,
2014; issued 33,312,140 and outstanding 32,757,177 shares at
June 30, 2014	3,983	3,331
Additional paid-in capital	368,723	324,480
Accumulated deficit	(10,746)	(10,439)
Accumulated other comprehensive loss – unrealized holding loss, net of
tax of $(3,066) at September 30, 2014 and $(2,550) at June 30, 2014	(5,485)	(4,519)
Deferred compensation, net	3,265	3,189
Treasury stock ( 380,349 shares at September 30, 2014 and 554,963
shares at June 30, 2014, at cost)	(4,329)	(6,170)
Total stockholders’ equity	355,411	309,872
Total liabilities and stockholders’ equity	$ 4,318,545	$ 4,075,906

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three-months ended September 30, 2014 and 2013

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three-Months Ended
	September 30,	September 30,
	2014	2013
Revenues:
Net revenues from clearing operations	$ 2,053	$ 2,293
Commissions	27,648	30,523
Interest	23,471	21,174
Investment banking, advisory and administrative fees	11,266	11,315
Net gains on principal transactions	4,346	8,175
Other	5,512	6,563
Total revenue	74,296	80,043

Interest expense	12,790	11,048
Net revenues	61,506	68,995

Non-interest expenses:
Commissions and other employee compensation	44,824	52,563
Occupancy, equipment and computer service costs	7,237	7,752
Communications	3,005	3,348
Floor brokerage and clearing organization charges	1,274	1,112
Advertising and promotional	843	650
Recapture of provision for loan loss	(170)	(466)
Other	5,408	5,848
Total non-interest expenses	62,421	70,807

Other gains (losses):
Unrealized gain on warrants valuation	4,439	1,967
Loss on early extinguishment of debt	(4,107)	-
(Loss) income before income tax benefit	(583)	155
Income tax benefit	(276)	(168)
Net (loss) income	(307)	323
Other comprehensive income (loss):
Net gains (losses) recognized in other comprehensive
loss net of tax of $72 and $(394) for the three-months
ended September 30, 2014 and 2013, respectively,
on cash flow hedgingui	132	(732)
Net losses recognized in other comprehensive
loss net of tax of $(588) and $(23) for the three-months
ended September 30, 2014 and 2013, respectively,
on available for sale securities	(1,098)	(25)

Net loss recognized in other comprehensive loss	(966)	(757)
Comprehensive loss	$ (1,273)	$ (434)

(Loss) earnings per share – basic
Net (loss) income	$ (0.01)	$ 0.01
Weighted average shares outstanding – basic	33,461,302	32,952,684

(Loss) earnings per share – diluted
Net (loss) income	$ (0.01)	$ 0.01
Weighted average shares outstanding – diluted	33,461,302	32,952,684

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-months ended September 30, 2014 and 2013

 (In thousands)

(Unaudited)

	For the Three-Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$ (307)	$ 323
Adjustments to reconcile net (loss) income to net cash
used in operating activities
Depreciation and amortization	1,239	1,358
Accretion of discount on long-term debt	1,279	1,103
Amortization of deferred debt issuance costs	461	123
Loss on early extinguishment of debt	4,107	-
Decrease in fair value of warrants	(4,439)	(1,967)
Amortization of premiums/discounts on loans purchased	55	(22)
Amortization of premiums/discounts on investment securities	534	600
Amortization of prepayment penalty on advances from FHLB	11	12
Provision for doubtful accounts on receivables from customers	240	240
Provision (recapture) of loan loss and write downs on real estate
owned (“REO”)	73	(265)
Deferred income tax benefit	(903)	(476)
Allowance for deferred tax asset	755	145
Deferred compensation for deferred compensation plan and
restricted stock plans	403	(933)
Gain on sale of loans	(50)	(15)
(Gain) loss on fixed assets transactions	(2)	6
Gain on sale of available for sale investment securities	(16)	-
Loss (gain) on sale of REO and other repossessed assets	37	(113)
Gain on equity in earnings of unconsolidated ventures	(81)	(1)
Dividend received on investments	(4)	(5)
Loss (gain) on fair value option of loans	206	(191)
(Gain) loss on interest rate swaps	(333)	191
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	8,258	(70,081)
Net change in broker, dealer and clearing organization accounts	(53,268)	8,512
Net change in client accounts	(680)	97,610
Increase in securities owned	(34,477)	(115,108)
Increase in securities purchased under agreements to resell	(2,379)	(64,394)
Decrease (increase) in other assets	585	(235)
Decrease in drafts payable	(1,134)	(5,989)
Increase in securities sold, not yet purchased	38,941	76,763
Decrease in other liabilities	(6,487)	(7,350)
Net cash used in operating activities	(47,376)	(80,159)
(continued)

(continued)	September 30,	September 30,
	2014	2013
Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	$ (658)	$ (2,105)
Proceeds from the sale of fixed assets and real estate	1,318	4,766
Loan originations and purchases	(836,573)	(725,270)
Loan repayments	799,649	804,883
Purchase of investment securities	-	(91,428)
Proceeds from the sale of investment securities	42,437	-
Cash received on investments	15,842	14,711
Proceeds from the sale of FHLB stock	329	-
Purchases of FHLB stock	-	(45)
Proceeds from the maturity of available for sale securities	11,705	4,235
Cash paid to unwind/terminate interest rate swap positions	(74)	-
Net cash provided by investing activities	33,975	9,747

Cash flows from financing activities:
Payments on short-term borrowings	(447,000)	(807,803)
Cash proceeds from short-term borrowings	488,000	838,803
Decrease in deposits	(28,450)	(4,995)
Advances from the FHLB	-	5,540
Payments on advances from the FHLB	(939)	(1,118)
Cash proceeds on securities sold under agreements to repurchase	9,605	58,095
Proceeds related to deferred compensation plan	108	128
Purchase of treasury stock related to deferred compensation plan	-	(288)
Net cash provided by financing activities	21,324	88,362

Net increase in cash and cash equivalents	7,923	17,950
Cash and cash equivalents at beginning of period	99,620	111,046
Cash and cash equivalents at end of period	$ 107,543	$ 128,996

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$ 1,884	$ 1,515
Foreclosures on loans	$ 1,065	$ 404
Exercise of warrants	$ 37,500	$ -
Investments purchased not settled	$ -	$ 3,434

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 15,450	$ 10,279
Income taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-months Ended September 30, 2014 and 2013

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 30,  2014, and for the three-months ended September 30, 2014 and 2013, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 30, 2014 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2014 (the “Fiscal 2014 Form 10-K”).  Amounts as of June 30, 2014 are derived from the audited consolidated financial statements filed on the Fiscal 2014 Form 10-K.  All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Southwest Securities is a New York Stock Exchange ("NYSE") member broker/dealer.  Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”).  Southwest Securities and SWS Financial are also registered with the SEC as broker/dealers under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and as registered investment advisers under the Investment Advisers Act of 1940, as amended.

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

Merger Agreement.    On March 31, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop Holdings Inc. (“Hilltop”) and Peruna LLC, a wholly-owned subsidiary of Hilltop (“Peruna”), whereby if the merger contemplated therein is completed, the Company will become a wholly-owned subsidiary of Hilltop.  If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 in cash and 0.2496 of a share of Hilltop common stock.   The value of the merger consideration may fluctuate based upon the market value of Hilltop common stock.  It is currently anticipated that the completion of the merger will occur by the end of 2014, subject to the receipt of SWS Group stockholder approval, regulatory approvals and other customary closing conditions.

During the three-months ended September 30, 2014, the Company incurred expenses of approximately $708,000 in legal and professional fees recorded in other expenses on the Consolidated Statements of Comprehensive Loss in connection with the proposed merger with Hilltop.  Additional costs are expected to be incurred until the merger is completed.

Update of Significant Accounting Policies.  A summary of the Company’s significant accounting policies is included in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Fiscal 2014 Form 10-K.   Except as discussed herein, there have been no significant accounting changes since June 30, 2014.

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

ASU 2014-09 – “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).” In May 2014, the FASB issued ASU 2014-09 to enhance the presentation of revenue from contracts. The guidance was released to ensure consistency for revenue recognition across industries and generally accepted accounting principles in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”). The main provision of the principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance affects companies which enter into contracts for goods or services in exchange for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASU 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; the Company’s first quarter of fiscal 2019. The Company is in the process of evaluating the impact of ASU 2014-09 on its financial statements and processes.

ASU 2014-11 – “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”).” In June 2014, the FASB issued ASU 2014-11 to amend pronouncements related to the disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings. This update will create consistency with how repurchase agreements are disclosed. Information will be required for sale transactions that are economically similar to repurchase agreements. In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. Updated secured borrowing accounting will be applicable for transactions that involve a transfer of a financial asset executed at the same time with a repurchase agreement with the same counterparty (a repurchase financing). ASU 2014-11 is effective for disposals occurring after annual periods, and interim periods within those annual periods, starting December 15, 2014; the Company’s first quarter of fiscal 2016. The Company is in the process of evaluating the impact of ASU 2014-11 on its financial statements and processes.

ASU 2014-14 –  “Receivables –Troubled Debt Restructuring by Creditors (“ASU 2014-14”).” In August 2014, the FASB issued ASU 2014-14 to reduce the diversity in practice of the classification of government-guaranteed mortgage loans.  ASU 2014-14 requires mortgage loans to be derecognized and that a separate other receivable be recognized upon foreclosure based on certain outlined conditions.  This other receivable would be measured based on the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2014; the Company’s first quarter of fiscal 2016. The Company is in the process of evaluating the impact of ASU 2014-11 on its financial statements and processes.

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company’s first quarter of fiscal 2018. The Company is in the process of evaluating the impact of ASU 2014-15 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts.  In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts up to $250,000.  At September 30,  2014 and June 30, 2014, cash balances included $91,745,000 and $81,378,000,  respectively, which were not federally insured because they exceeded federal insurance limits.  This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain reserve balances on hand or with the Federal Reserve Bank of Dallas.  At September 30,  2014 and June 30, 2014, these reserve balances amounted to $1,931,000 and $1,612,000, respectively.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 30,  2014, SWS held cash of approximately $181,982,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.    SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Broker/Dealers (the "PAB") at September 30,  2014.

At June 30,  2014, SWS held cash of approximately $190,240,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act.  SWS had no reserve deposits in special reserve bank accounts for the PAB at June 30,  2014.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 30, 2014 and June 30,  2014, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September 30, 2014	June 30, 2014
Receivable:
Securities failed to deliver	$ 18,674	$ 23,865
Securities borrowed	2,127,755	1,878,752
Correspondent broker/dealers	25,876	33,982
Clearing organizations	49,664	48,553
Other	18,470	7,789
	$ 2,240,439	$ 1,992,941

Payable:
Securities failed to receive	$ 22,339	$ 28,210
Securities loaned	2,066,519	1,834,089
Correspondent broker/dealers	13,660	14,386
Other	5,688	37,291
	$ 2,108,206	$ 1,913,976

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients.  SWS obtains or releases collateral as prices of the underlying securities fluctuate.  Both of these activities are reported on a gross basis by counterparty.  The following table provides information about these receivables and related collateral amounts at  September 30, 2014 and June 30, 2014.

September 30, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Securities borrowed	$ 2,127,755	$ -	$ 2,127,755	$ (2,127,755)	$ -	$ -
Securities loaned (1)	2,066,519	-	2,066,519	(2,066,519)	-	-

June 30, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Securities borrowed	$ 1,878,752	$ -	$ 1,878,752	$ (1,878,752)	$ -	$ -
Securities loaned (1)	1,834,089	-	1,834,089	(1,834,089)	-	-

____________________

(1)  Under securities lending agreements, SWS had repledged $2,040,946,000 and $1,807,198,000 at September 30, 2014 and June 30, 2014, respectively.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico.  Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico.

Loans receivable at September 30, 2014 and June 30, 2014 are summarized as follows and include unamortized discounts and premiums and deferred loan fees and costs of $584,000 and $498,000 at September 30, 2014 and June 30, 2014, respectively (in thousands):

	September 30, 2014	June 30, 2014
Loans measured at fair value:
Commercial real estate	$ 9,739	$ 9,901
Multifamily	49,549	43,247
	59,288	53,148
Other loans receivable:
Residential construction	634	650
Lot and land development	4,220	5,152
1-4 family	243,225	217,144
Commercial real estate	178,206	183,389
Multifamily	105,074	97,884
Commercial loans	62,352	61,420
Consumer loans	4,796	3,511
	598,507	569,150
	657,795	622,298
Allowance for probable loan losses	(7,621)	(7,942)
	$ 650,174	$ 614,356

At September 30, 2014 and June 30, 2014, the 1-4 family loans included $169,286,000 and $133,854,000, respectively, of purchased mortgage loans held for investment.  The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.    Loans purchased, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. The Bank assessed accounting for all loans acquired during the period and none of these loans meet the criteria for ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).

To supplement the originated held for investment loan portfolio, the Bank may purchase loans or pools of loans. For any potential purchase, detailed due diligence is performed to ensure credit quality is in line with the credit standards of originated loans. To determine applicability of ASC 310-30, the credit due diligence includes reviews of collateral values, accuracy and completeness of loan documentation, appropriate credit scores, and underwriting standards that are in line with the Bank’s debt to income standards. The codification requires that loans acquired are recorded at a price less than its contractually required payments receivable. The difference between the price and the contractually required payments receivable is attributable to the time value of money. The Bank does not have any loans accounted for under ASC 310-30 for the periods presented in these financial statements. All purchase documents are reviewed to determine sale treatment and compliance with ASC 860. Completed purchases are included in the appropriate category for allowance for loan loss calculations.

The analysis of the allowance for loan losses for the three-months ended September 30,  2014 and 2013 and the recorded investment in loans receivable at September 30,  2014 and 2013 were as follows (in thousands):

	Three-Months Ended September 30, 2014
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 1	$ 27	$ 1,449	$ 2,603	$ 2,630	$ 1,219	$ 13	$ 7,942
Charge-offs	-	-	-	(26)	-	(182)	-	(208)
Recoveries	11	9	22	12	-	3	-	57
Net recoveries (charge-offs)	11	9	22	(14)	-	(179)	-	(151)
(Recapture) provision charged
to operations	(11)	(22)	113	(377)	299	(243)	71	(170)
Balance at end of period	$ 1	$ 14	$ 1,584	$ 2,212	$ 2,929	$ 797	$ 84	$ 7,621
Ending balance: individually
evaluated for impairment	$ -	$ -	$ 25	$ 440	$ -	$ 108	$ -	$ 573
Ending balance: collectively
evaluated for impairment	$ 1	$ 14	$ 1,559	$ 1,772	$ 2,929	$ 689	$ 84	$ 7,048

Financing receivables:
Balance at end of period	$ 634	$ 4,220	$ 243,225	$ 178,206	$ 105,074	$ 62,352	$ 4,796	$ 598,507
Ending balance: individually
evaluated for impairment	$ 537	$ 650	$ 5,961	$ 8,536	$ -	$ 4,884	$ -	$ 20,568
Ending balance: collectively
evaluated for impairment	$ 97	$ 3,570	$ 237,264	$ 169,670	$ 105,074	$ 57,468	$ 4,796	$ 577,939

	Three-Months Ended September 30, 2013
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total

Allowance for credit losses:
Balance at beginning of period	$ 49	$ 374	$ 1,528	$ 3,290	$ 3,567	$ 3,530	$ 5	$ 12,343
Charge-offs	-	(4)	(97)	(16)	-	(20)	-	(137)
Recoveries	58	7	52	323	-	26	-	466
Net recoveries (charge-offs)	58	3	(45)	307	-	6	-	329
(Recapture) provision charged to
operations	(77)	(92)	(408)	(524)	(982)	1,611	6	(466)
Balance at end of period	$ 30	$ 285	$ 1,075	$ 3,073	$ 2,585	$ 5,147	$ 11	$ 12,206
Ending balance: individually
evaluated for impairment	$ 23	$ 141	$ 151	$ 77	$ -	$ 2,183	$ -	$ 2,575
Ending balance: collectively
evaluated for impairment	$ 7	$ 144	$ 924	$ 2,996	$ 2,585	$ 2,964	$ 11	$ 9,631

Financing receivables:
Balance at end of period	$ 776	$ 7,680	$ 146,735	$ 200,166	$ 94,172	$ 69,257	$ 1,559	$ 520,345
Ending balance: individually
evaluated for impairment	$ 592	$ 1,778	$ 8,119	$ 9,891	$ -	$ 7,645	$ -	$ 28,025
Ending balance: collectively
evaluated for impairment	$ 184	$ 5,902	$ 138,616	$ 190,275	$ 94,172	$ 61,612	$ 1,559	$ 492,320

As of September 30, 2014 and 2013, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment and loans measured at fair value, was 1.78% and 2.85%, respectively.  At September 30, 2014, the Bank recorded a loan loss allowance for purchased mortgage loans held for investment greater than 30 days old of $173,000. At September 30, 2013, there was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of September 30, 2014 and June 30, 2014 were as follows (in thousands):

	September 30, 2014	June 30, 2014
Residential construction	$ 532	$ 546
Lot and land development	269	291
1-4 family	5,185	5,686
Commercial real estate	4,414	3,946
Commercial loans	4,471	3,852
	$ 14,871	$ 14,321

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility.  The Bank uses a standardized review process to determine which loans should be placed on non-accrual status.  At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely.  For loans where full collection is not likely, interest payments are applied to the outstanding principal and interest income is only recognized if full payment is made.  The average recorded investment in non-accrual loans for the three-months ended September 30, 2014 and the twelve-months ended June 30, 2014 was approximately $14,672,000 and $16,614,000, respectively.  There was no interest income recorded on non-accrual loans prior to being placed on non-accrual status for the three-months ended September 30, 2014 and 2013.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of September 30, 2014 and June 30, 2014 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
September 30, 2014
With no related allowance recorded:
Residential construction	$ 537	$ 734	$ -	$ 538	$ -
Lot and land development	650	751	-	654	5
1-4 family	5,932	7,599	-	5,377	10
Commercial real estate	4,653	5,876	-	5,369	25
Commercial loans	4,701	4,937	-	1,840	6
	16,473	19,897	-	13,778	46

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
September 30, 2014
With an allowance recorded:
1-4 family	$ 29	$ 29	$ 25	$ 336	$ -
Commercial real estate	3,883	3,930	440	3,015	24
Commercial loans	183	240	108	2,583	-
	4,095	4,199	573	5,934	24

September 30, 2014
Total
Residential construction	$ 537	$ 734	$ -	$ 538	$ -
Lot and land development	650	751	-	654	5
1-4 family	5,961	7,628	25	5,713	10
Commercial real estate	8,536	9,806	440	8,384	49
Commercial loans	4,884	5,177	108	4,423	6
	$ 20,568	$ 24,096	$ 573	$ 19,712	$ 70

June 30, 2014
With no related allowance recorded:
Residential construction	$ 551	$ 738	$ -	$ 483	$ -
Lot and land development	677	776	-	309	30
1-4 family	5,182	6,827	-	5,513	32
Commercial real estate	6,852	8,015	-	6,005	65
Commercial loans	336	356	-	3,851	55
	13,598	16,712	-	16,161	182

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2014
With an allowance recorded:
Residential construction	$ -	$ -	$ -	$ 90	$ -
Lot and land development	-	-	-	935	-
1-4 family	490	493	39	1,930	-
Commercial real estate	2,606	2,652	458	2,203	66
Commercial loans	3,783	3,832	410	1,979	-
	6,879	6,977	907	7,137	66

June 30, 2014
Total
Residential construction	$ 551	$ 738	$ -	$ 573	$ -
Lot and land development	677	776	-	1,244	30
1-4 family	5,672	7,320	39	7,443	32
Commercial real estate	9,458	10,667	458	8,208	131
Commercial loans	4,119	4,188	410	5,830	55
	$ 20,477	$ 23,689	$ 907	$ 23,298	$ 248

____________________

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the three-months ended September 30, 2014 and the twelve-months ended June 30, 2014, respectively.
(3)	Represents interest income recognized on impaired loans for the three-months ended September 30, 2014 and the twelve-months ended June 30, 2014, respectively.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses.  The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of September 30, 2014 and June 30, 2014 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total

September 30, 2014
Loans measured at fair value:
Commercial real estate	$ 9,739	$ -	$ -	$ 9,739
Multifamily	49,549	-	-	49,549
	59,288	-	-	59,288
Other loans receivable:
Residential construction	102	-	532	634
Lot and land development	3,472	-	748	4,220
1-4 family	237,977	-	5,248	243,225
Commercial real estate	157,555	3,163	17,488	178,206
Multifamily	105,074	-	-	105,074
Commercial loans	49,243	1,609	11,500	62,352
Consumer loans	4,796	-	-	4,796
	558,219	4,772	35,516	598,507
	$ 617,507	$ 4,772	$ 35,516	$ 657,795

	Pass	Special Mention(1)	Substandard(2)	Total

June 30, 2014
Loans measured at fair value:
Commercial real estate	$ 9,901	$ -	$ -	$ 9,901
Multifamily	43,247	-	-	43,247
	53,148	-	-	53,148
Other loans receivable:
Residential construction	104	-	546	650
Lot and land development	4,172	-	980	5,152
1-4 family	211,278	107	5,759	217,144
Commercial real estate	155,619	4,522	23,248	183,389
Multifamily	97,884	-	-	97,884
Commercial loans	47,397	8,096	5,927	61,420
Consumer loans	3,511	-	-	3,511
	519,965	12,725	36,460	569,150
	$ 573,113	$ 12,725	$ 36,460	$ 622,298

____________________

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age of the Bank’s past due financing receivables as of September 30, 2014 and June 30, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2014
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 9,739	$ 9,739	$ -
Multifamily	-	-	-	-	49,549	49,549	-
	-	-	-	-	59,288	59,288	-
Other loans receivable:
Residential construction	-	-	-	-	634	634	-
Lot and land development	-	-	-	-	4,220	4,220	-
1-4 family	-	243	489	732	242,493	243,225	-
Commercial real estate	999	-	1,711	2,710	175,496	178,206	-
Multifamily	-	-	-	-	105,074	105,074	-
Commercial loans	-	-	4,328	4,328	58,024	62,352	-
Consumer loans	-	-	-	-	4,796	4,796	-
	999	243	6,528	7,770	590,737	598,507	-
	$ 999	$ 243	$ 6,528	$ 7,770	$ 650,025	$ 657,795	$ -

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2014
Loans measured at fair value:
Commercial real estate	$ -	$ -	$ -	$ -	$ 9,901	$ 9,901	$ -
Multifamily	-	-	-	-	43,247	43,247	-
	-	-	-	-	53,148	53,148	-
Other loans receivable:
Residential construction	-	-	-	-	650	650	-
Lot and land development	-	-	14	14	5,138	5,152	-
1-4 family	117	643	740	1,500	215,644	217,144	-
Commercial real estate	3,008	1,782	1,190	5,980	177,409	183,389	-
Multifamily	-	-	-	-	97,884	97,884	-
Commercial loans	3	785	3,688	4,476	56,944	61,420	-
Consumer loans	-	-	-	-	3,511	3,511	-
	3,128	3,210	5,632	11,970	557,180	569,150	-
	$ 3,128	$ 3,210	$ 5,632	$ 11,970	$ 610,328	$ 622,298	$ -

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

The table below presents the recorded investment in loans modified in TDRs as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Residential construction	$ 537	$ 551
Lot and land development	650	662
1-4 family	4,565	4,932
Commercial real estate	5,640	6,812
Commercial	605	656
	$ 11,997	$ 13,613

The allowance for loan losses associated with loans modified in TDRs as of September 30, 2014 and June 30, 2014, was $116,000 and $96,000, respectively.  The recorded investment includes $3,275,000 and $4,165,000 of loans on accrual status as of September 30, 2014 and June 30, 2014, respectively.  Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three-months ended September 30, 2014 and 2013 (dollars in thousands):

	Three-Months Ended September 30, 2014			Three-Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Commercial	-	$ -	$ -	1	$ 168	$ 168
	-	$ -	$ -	1	$ 168	$ 168

____________

 (1) Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDRs during the three-months ended September 30, 2014 and 2013 (in thousands):

Amount of TDR Loan Modifications
Type of Modification	Three-Months Ended September 30, 2014	Three-Months Ended September 30, 2013
Rescheduled future cash flows	$ -	$ 168
	$ -	$ 168

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three-months ended September 30, 2014 and 2013 are summarized in the following table (dollars in thousands):

	Three-Months Ended September 30, 2014		Three-Months Ended September 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	-	$ -	1	$ 441
	-	$ -	1	$ 441

The Bank has elected to measure certain loans at fair value.  See discussion in “Note 1(x). Fair Value of Financial Instruments” and “Note 1(g). Loans and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K.  The Bank recognized interest income on loans measured at fair value separately from other changes in fair value.  As of September 30, 2014, there were no loans measured at fair value on non-accrual status or 90 days or more past due and still accruing.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of loans measured at fair value at September 30, 2014 and June 30, 2014 for the Bank (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
September 30, 2014
Commercial real estate	$ 9,694	$ 73	$ (28)	$ 9,739
Multifamily	49,085	479	(15)	49,549
	$ 58,779	$ 552	$ (43)	$ 59,288

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
June 30, 2014
Commercial real estate	$ 9,791	$ 131	$ (21)	$ 9,901
Multifamily	42,642	610	(5)	43,247
	$ 52,433	$ 741	$ (26)	$ 53,148

____________

 (1)  Unrealized gains (losses) are recorded in other revenues on the Consolidated Statements of Comprehensive Loss.

Variable Interest Entities.

The Company’s variable interest entity (“VIE”) policies are discussed in “Note 5.  Loans and Allowance for Probable Loan Losses” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of September 30, 2014 and June 30, 2014 (dollars in thousands):

	September 30, 2014			June 30, 2014
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial
borrowers	10	$ 7,843	$ 6,346	10	$ 7,794	$ 6,481

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 30, 2014 and June 30,  2014 consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Securities owned:
Corporate equity securities	$ 1,222	$ 1,155
Municipal obligations	54,621	52,247
U.S. government and government agency obligations	59,198	50,559
Corporate obligations	122,351	95,712
Other-primarily unit investment trusts	32,710	35,952
	$ 270,102	$ 235,625

Securities sold, not yet purchased:
Municipal obligations	$ -	$ 9
U.S. government and government agency obligations	93,021	74,391
Corporate obligations	67,069	46,814
Other	206	141
	$ 160,296	$ 121,355

Securities owned and securities sold, not yet purchased are carried at fair value.  See additional discussion in “Fair Value of Financial Instruments”.

Some of these securities were pledged as collateral to secure short-term borrowings (see “Short-Term Borrowings”) and as security deposits at clearing organizations for the Company’s clearing business.  At September 30, 2014 and June 30,  2014, securities pledged as security deposits at clearing organizations were $8,000,000 and $7,099,000, respectively.

Included in the balance of securities sold, not yet purchased-U.S. government and government agency obligations, are $1,972,000 of “to-be-announced” securities (“TBAs”). TBAs are purchase and sale agreements of forward mortgage-backed securities whose collateral remains to-be-announced until just prior to the trade settlement. The TBAs are accounted for as derivatives under Accounting Standards Codification (“ASC”) 815  “Derivatives and Hedging.” The Company does not apply hedge accounting for these TBA securities.  Accordingly, the securities are carried at fair value with unrealized and realized gains recorded in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  All of the Company’s derivative transactions are entered into to facilitate customer transactions.

The Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients.  In general, the Company will enter into a TBA purchase agreement with the client and then immediately enter into a TBA sale agreement with identical terms and the same settlement date with a separate counter-party.  The Company earns revenue through a commission charged to the customer.  Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA.  At September 30, 2014 and June 30, 2014, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $1,069,715,000 and $1,081,284,000, respectively.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	September 30, 2014	June 30, 2014

Government National Mortgage
Association ("GNMA") Securities	$ 11,482	$ 12,549

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000.  The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method.  These securities are classified as held to maturity and are accounted for at amortized cost.  The weighted average yield on this investment is expected to be 2.4% and the weighted average maturity is expected to be 1.9 years.

The Bank recorded $16,000 and $20,000 in amortization of the premiums during the three-months ended September 30, 2014 and 2013, respectively.  During the three-months ended September 30, 2014 and 2013, the Bank received $1,141,000 and $1,802,000 of principal and interest payments, respectively, recording $90,000 and $125,000 in interest, respectively.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at September 30, 2014, by contractual maturity date, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding Gain

Due after ten years	$ 11,482	$ 11,807	$ (325)

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At September 30,  2014  and June 30, 2014, SWS held reverse repurchase agreements collateralized by U.S. government and government agency obligations and securities sold under repurchase agreements.  These securities are reported on a gross basis in the Consolidated Statements of Financial Condition.

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

The following table provides information about these instruments and any related collateral amounts at September 30,  2014 and June 30, 2014.

September 30, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Reverse
Repurchase
Agreements	$ 74,961	$ -	$ 74,961	$ (74,723)	$ -	$ 238
Repurchase
Agreements	48,948	-	48,948	(48,948)	-	-

June 30, 2014
(in thousands)				Gross amounts not offset in the statement of financial position
Description	Gross amounts of recognized assets/ liabilities	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Financial instruments	Cash collateral	Net amount
Reverse
Repurchase
Agreements	$ 72,582	$ -	$ 72,582	$ (72,346)	$ -	$ 236
Repurchase
Agreements	39,343	-	39,343	(39,343)	-	-

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

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of these investments at September 30, 2014 and June 30,  2014 (dollars in thousands):

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
September 2014
Westwood common stock	2,219	$ 7	$ 209	$ -	$ (90)	$ 126
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	176,126	263	(1,019)	-	175,370
Municipal obligations	N/A	26,513	383	(14)	-	26,882
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	237,917	-	(7,464)	-	230,453
Municipal obligations	N/A	14,770	-	(128)	-	14,642
		$ 455,333	$ 855	$ (8,625)	$ (90)	$ 447,473

		Original/	Gross	Gross	Gross
	Shares	Amortized	Unrealized	Unrealized	Realized	Market
	Held	Cost	Gains	Losses	Losses	Value
June 2014
Westwood common stock	2,219	$ 7	$ 216	$ -	$ (90)	$ 133
Continuous unrealized loss less than
12 months:
U.S. government and government
agency obligations	N/A	204,265	869	(476)	-	204,658
Municipal obligations	N/A	24,982	325	(8)	-	25,299
Continuous unrealized loss for 12
months or greater:
U.S. government and government
agency obligations	N/A	254,643	-	(6,788)	-	247,855
Municipal obligations	N/A	17,125	-	(222)	-	16,903
		$ 501,022	$ 1,410	$ (7,494)	$ (90)	$ 494,848

In fiscal 2014, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $177,085,000, including a net premium of $2,335,000.  The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.29 years at September 30, 2014 and 4.13 years at June 30, 2014) using the interest method.    For fiscal 2015, the Bank has not purchased securities.

During the three-months ended September 30, 2014 and 2013, the Bank recorded $518,000 and $580,000, respectively, in amortization of the premium and received $17,723,000 and $15,887,000, respectively, of principal and interest payments, recording $2,955,000 and $2,853,000, respectively, in interest income on these securities.

During the three-months ended September 30, 2014 and 2013, U.S. government and municipal obligations of $11,705,000 and $4,235,000, respectively, matured.

Also, during the first quarter of fiscal 2015, the Bank sold $18,698,000 in U.S. government and government agency obligations, recognizing gains of $16,000 in other revenue and a $10,400 (the $16,000 net of tax) reclassification adjustment from accumulated other comprehensive income.

For the U.S. government and government agency obligations which were in a continuous unrealized loss position for 12 months or longer as of September 30, 2014, the Bank reviewed the circumstances of the loss position and determined that a permanent impairment was not necessary.

INVESTMENTS

SWS has interests in four investment partnerships that it accounts for under the equity method of investment, which approximates fair value.  One is a limited partnership venture capital fund in which SWS has invested $5,000,000.  Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership was valued at $530,000 as of September 30, 2014 and June 30, 2014.  SWS did not record any gains or losses for the three-months ended September 30,  2014 and recorded net gains of $4,000 for the three-months ended September 30,  2013.  The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

Two investments are limited partnership equity funds to which the Bank has commitments of $3,000,000 and $2,000,000, respectively, and are considered cost effective ways of meeting its obligations under the Community Reinvestment Act (the “CRA”).  As of September 30,  2014 and June 30, 2014, the Bank’s recorded investments in these partnerships were $3,105,000 and $3,046,000, respectively.  During the three-months ended September 30, 2014 and 2013, the Bank recorded net gains of $59,000 and  $47,000, respectively, related to these investments.

On December 31, 2012, the Bank executed a $5,000,000 loan agreement with one of the partnerships with a maturity date of December 31, 2015.  At September 30, 2014 and June 30, 2013, the outstanding balance was $3,500,000 and $3,848,000, respectively.  The loan bears interest at a rate of 4.25% per annum and interest is due monthly.  The Bank earned approximately $39,000 and $26,000 in interest income for the three-months ended September 30, 2014 and 2013, respectively.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund and to date has contributed $480,000 in the fund.  For the three-months ended September 30, 2014, the Bank recorded net gains of $22,000.    For the three-months ended September 30, 2013, the Bank recorded net losses of $50,000.  During the three-months ended September 30, 2014, the Bank received a cash distribution of $23,000 from this investment.  During the three-months ended September 30, 2013, the Bank received no cash distribution from this investment.  The recorded investment in this fund was $231,000 and $232,000 at September 30, 2014 and June 30, 2014, respectively.

Management believes that these investments fall within an exception to the restrictions set forth in the Volcker Rule.

REO

REO is valued at the lower of cost or market, less a selling discount and is included in other assets in the Consolidated Statements of Financial Condition.  For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount.  In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date.  The amount of subsequent REO write-downs required to reflect current fair value was $243,000 and $201,000 for the three-months ended September 30, 2014 and 2013, respectively.

SERVICING ASSETS

During fiscal 2014 and 2013, the Bank sold $23,598,000 of SBA loans resulting in gains of $2,811,000.  In addition, in connection with the fiscal 2014 and 2013 sales, the Bank recorded servicing assets of $534,000.    There were no such sales in the first quarter of fiscal 2015.  At September 30,  2014 and June 30, 2014, the servicing assets had a value of $321,000 and $447,000, respectively.  The Bank accounts for its servicing rights in accordance with Accounting Standards Codification (“ASC”) 860-50, “Servicing Assets and Liabilities,” at amortized cost.  The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets.  Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment.  The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value.  For the three-months ended September 30,  2014 and 2013, the Bank recorded a  charge to earnings as an impairment for servicing assets of $36,000 and $33,000, respectively.  The servicing asset valuation allowance at September 30, 2014 and June 30, 2014 was $49,000 and $12,000, respectively.  Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.  See “Note 1(x). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statement in the Fiscal 2014 Form 10-K and “Fair Value Financial Instruments”.  Servicing rights are amortized in proportion to, and over the period of the related net servicing income.

INTEREST RATE SWAPS

The Company’s interest rate swap policies are discussed in “Note 1(m). Interest Rate Swaps in Cash Flow Hedging Relationships” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K.

Since fiscal 2013, the Bank has entered into forward-start interest rate swaps to mitigate risk from its exposure to variability in interest payments on the Bank’s variable rate deposits.  The Bank’s forward-start interest rate swaps exchange fixed for variable interest payments beginning at a pre-specified date in the future according to the terms of the swap agreements and are designated as cash flow hedges.  As of September 30, 2014 and June 30, 2014, the notional amount of interest rate swap agreements designated as cash flow hedging instruments was $90,000,000 with a net fair value of $(662,000), and $115,000,000 with a net fair value of $(1,018,000), respectively, included in other assets and other liabilities, on the Consolidated Statements of Financial Condition.  During the three-months ended September 30, 2014, the Bank recognized net gains of $77,000 in other revenue on the Consolidated Statements of Comprehensive Loss as a result of a gain of $146,000 related to the termination of $74,000 of liability position swaps and a net loss of $69,000 recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings for the three-months ended September 30, 2014 on the effective portion of gains and losses on the terminated derivative instruments designated and qualifying as cash flow hedges.

In addition, interest rate swaps are used by the Bank to manage interest rate risk on certain fixed rate loans funded with variable rate deposits which exposes the Bank to potential variability in its net interest margin.  These fixed rate loans include terms matching the interest rate swaps and are recorded at fair value under the fair value option election.  See discussion in “Loans and Allowance for Probable Loan Losses” for information regarding these loans valued at fair value.  As of September 30, 2014 and June 30, 2014, the notional amount of interest rate swaps outstanding related to fixed rate loan transactions was $58,779,000 with a net fair value of $(201,000), and $52,433,000 with a fair value of $(457,000), respectively, included in other assets and other liabilities on the Consolidated Statements of Financial Condition.

For the three-months ended September 30, 2014, net gains recognized in other revenue on the Consolidated Statements of Comprehensive Loss as a result of changes in fair value of the interest rate swaps, not designated as cash flow hedges, were $256,000.  For the three-months ended September 30, 2013, net losses recognized in other revenue on the Consolidated Statements of Comprehensive Loss as a result of changes in fair value of the interest rate swaps, not designated as cash flow hedges, were $191,000.

At September 30, 2014 and June 30, 2014, the Bank had three securities with combined carrying amounts of approximately $15,996,000 and $9,516,000, respectively, and fair value amounts of approximately $15,716,000 and $9,372,000, respectively, pledged to secure interest rate swaps.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $400,000,000.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities.  These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit.  These arrangements can be terminated at any time by the lender.  Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.07% at September 30, 2014 and 0.09% at June 30,  2014).  The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below.  At September 30, 2014, the amount outstanding under these secured arrangements was $100,000,000, which was collateralized by securities held for firm accounts valued at $135,383,000.  At June 30,  2014, the amount outstanding under these secured arrangements was $59,000,000, which was collateralized by securities held for firm accounts valued at $99,202,000.

At September 30, 2014 and June 30,  2014, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.  This credit arrangement is provided on an “as offered” basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.  At September 30, 2014 and June 30, 2014, there were no amounts outstanding on this line.  At September 30, 2014 and June 30, 2014, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility.  The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.  The agreement was renewed on January 23, 2014 and has the same terms as the initial agreement.  As of September 30, 2014 and June 30, 2014, there were no outstanding amounts under the committed revolving credit facility.

Letters of credit

The Company pledges customer securities to the Option Clearing Corporation to support open customer positions.  At September 30, 2014 and June 30, 2014, the Company had pledged $76,352,000 and $74,326,000, respectively, to support these open customer positions.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities.  At September 30, 2014,  approximately $318,257,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $25,573,000 under securities loan agreements.  At June 30,  2014, approximately $328,172,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $26,890,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points.  At September 30, 2014 and June 30, 2014, the total amount available under this line was $30,568,000 and $42,857,000, respectively.  There was no amount outstanding at September 30, 2014 and June 30, 2014.

DEPOSITS

The Bank’s deposits at September 30, 2014 and June 30, 2014 consisted of the following (dollars in thousands):

	September 30, 2014		June 30, 2014
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$ 69,166	7.1%	$ 68,797	6.9%
Interest bearing demand accounts	10,698	1.1	7,921	0.8
Savings accounts	839,745	86.4	880,212	88.0
Limited access money market accounts	26,549	2.8	16,248	1.6
Certificates of deposit, less than $100,000	14,711	1.5	15,434	1.5
Certificates of deposit, $100,000 and greater	10,820	1.1	11,527	1.2
	$ 971,689	100.0%	$ 1,000,139	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.03% at September 30, 2014 and 0.04% at June 30, 2014, respectively.

At September 30, 2014, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$ 12,072	$ 1,417	$ 447	$ 349	$ 426	$ 14,711
Certificates of deposit, $100,000 and greater	9,424	1,294	102	-	-	10,820
	$ 21,496	$ 2,711	$ 549	$ 349	$ 426	$ 25,531

The Bank is funded primarily by core deposits, with interest-bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30,  2014 and June 30, 2014, advances from the FHLB were due as follows (in thousands):

	September 30, 2014	June 30, 2014
Maturity:
Due in one year	$ 2,453	$ 1,551
Due in two years	6,239	5,198
Due in five years	46,598	49,166
Due in seven years	11,084	8,292
Due in ten years	1,275	4,266
Due in twenty years	8,628	8,743
	76,277	77,216
Restructuring prepayment penalty	(75)	(86)
	$ 76,202	$ 77,130

The advances from the FHLB had interest rates ranging from less than 1% to 6% and were collateralized by approximately $223,835,000 in qualifying loans at September 30, 2014 (calculated at June 30, 2014).  The weighted average interest rate was 2.3% at September 30,  2014.  At June 30, 2014 (calculated at March 31, 2014), the advances from the FHLB had interest rates from less than 1% to 6% and were collateralized by approximately $220,052,000 in qualifying loans.  The weighted average interest rate was 2.3% at June 30, 2014.

During the second quarter of fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances.  Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances.  Amortization expense for the three-months ended September 30, 2014 and 2013 was $11,000 and $12,000, respectively.

At September 30,  2014, the Bank had net borrowing capacity with the FHLB of $147,558,000.

DEBT ISSUED WITH STOCK PURCHASE WARRANTS

On March 20, 2011, the Company entered into a Funding Agreement (the “Funding Agreement”) with Hilltop and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”).  On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

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

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants.  The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants. No shares of Series A Preferred Stock are issued or outstanding at September 30, 2014 and June 30, 2014. For additional discussion concerning the Series A Preferred Stock see the discussion in “Preferred Stock.”

On July 29, 2011, the warrants were recorded as a liability in the Consolidated Statements of Financial Condition at fair value.  Initial and subsequent valuations of the warrants use a binomial valuation model.  At initial valuation, July 29, 2011, the closing stock price was $5.45 per share yielding a fair value of $24,136,000.

On September 26, 2014, Oak Hill partially exercised its warrants to purchase 6,521,739 shares of SWS Group common stock for $5.75 per share, paid by automatically reducing the amount outstanding due to Oak Hill as lenders under the Credit Agreement by $37,500,000, as required by the terms of the warrants.  Additionally, the Company recorded $46,565,000 as equity in the Consolidated Statements of Financial Condition for the issuance of the 6,521,739 shares of SWS Group common stock.  Following this partial warrant exercise, Oak Hill continues to hold warrants exercisable to purchase 2,173,913 shares of SWS Group common stock.

At September 26, 2014, the closing stock price used in the binomial valuation model was $7.14 and the warrants were valued at $25,522,000.  The change in fair value from June 30, 2014 to September 26, 2014 of $2,274,000 was reflected as an unrealized gain on warrants valuation on the Consolidated Statements of Comprehensive Loss. Oak Hill’s warrants to purchase 6,521,739 shares of SWS Group common stock had a fair value upon conversion of $9,571,000 and SWS recognized a $506,000 gain representing the time to maturity portion of the warrant fair value, recorded in unrealized gain on warrants valuation on the Consolidated Statements of Comprehensive Loss.

At September 30, 2014 and June 30, 2014, the closing stock prices used in the binomial valuation model were $6.89 and $7.28, respectively, and the outstanding warrants were valued at $14,292,000 and $27,796,000, respectively.  The change in fair value from September 26, 2014 to September 30, 2014 and for the three-months ended September 30, 2013 of $1,659,000 and $1,967,000, respectively, was reflected as unrealized gains on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an interest rate of 8% per annum, a five year term and an effective interest rate of 14.9%. At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. At September 26, 2014, the long-term debt balance was $89,048,000, which is shown net of a  total unaccreted discount of $10,952,000, and upon exercise of the warrants at September 26, 2014, the company extinguished $37,500,000 of the amount outstanding due to Oak Hill, which had a carrying value, net of unaccreted discount, of $33,393,000,  and as a result recognized a loss on the early extinguishment of debt of $4,107,000, which was recorded as a  loss on early extinguishment of debt on the Consolidated Statements of Comprehensive Loss. For the three-months ended September 30, 2014, the Company recorded $1,279,000 in accretion expense on the discount.  In comparison, for the three-months ended September 30, 2013, the Company recorded $1,103,000 in accretion expense on the discount.  The resulting long-term debt balance at September 30, 2014, after exercise of the warrants, and June 30, 2014 was $55,655,000 and $87,769,000, respectively.  For the three-months ended September 30, 2014 and September 30, 2013, the cash portion of the interest expense paid on the loan to Hilltop and Oak Hill was $1,967,000 and $2,000,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on a straight-line method, which approximates the effective interest method, over the term of the loan.  With the exercise of Oak Hill’s warrants on September 26, 2014, the Company expensed $338,000 of unamortized deferred debt issuance costs.  For both the three-months ended September 30, 2014 and 2013, interest expense charged to operations on the amortization of the deferred debt issuance costs was $123,000.  At September 30, 2014 and June 30, 2014, the remaining unamortized deferred debt issuance costs recorded in other assets on the Consolidated Statements of Financial Condition were $564,000 and $1,025,000, respectively.

The Company recorded total interest expense for this obligation for the three-months ended September 30, 2014 and 2013 on the Consolidated Statements of Comprehensive Loss of $3,707,000 and $3,226,000, respectively.

For each of Hilltop and Oak Hill, the warrants represented approximately  17% and 4%, respectively, of the Company’s common stock for each investor as of September 30, 2014 (assuming that the warrants are exercised in full).

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

The Company was in compliance with the financial covenants under the Credit Agreement as of September 30, 2014.

Concurrently with the execution of the Merger Agreement, Oak Hill and the Company entered into a Letter Agreement, dated March 31, 2014 (the “Oak Hill Letter Agreement”).  Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop, Oak Hill will deliver to the Company the certificates evidencing its outstanding warrants and any loans of Oak Hill to the Company then outstanding under the Credit Agreement, and SWS will issue and deliver to Oak Hill, in exchange for its outstanding warrants and loans: (i) an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger and (ii) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger.

On October 2, 2014, Hilltop exercised its outstanding warrant.  For additional discussion concerning this exercise, see the discussion in  “Subsequent Event.”

INCOME TAXES

Income tax benefit for the three-months ended September 30, 2014  and 2013  (effective rate of 47.4% and -108% in the three-month periods ended September 30,  2014 and 2013, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2015 and 2014) to (loss) income before income tax benefit and is comprised of the following (in thousands):

	Three-Months Ended
	September 30, 2014	September 30, 2013
Income tax (benefit) expense at the statutory rate	$ (204)	$ 54
Tax exempt interest	(241)	(271)
Tax exempt income from company-owned
life insurance ("COLI")	76	(300)
State income taxes, net of federal tax benefit	(120)	120
Non-deductible meals and entertainment	62	30
Non-deductible compensation	-	(11)
Valuation allowance	755	211
Return to accrual adjustment	(594)	-
Other, net	(10)	(1)
	$ (276)	$ (168)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of September 30,  2014 and June 30,  2014 are presented below (in thousands):

	September 30, 2014	June 30, 2014
Deferred tax assets:
Net operating loss carryforward	$ 17,568	$ 12,914
Employee compensation plans	9,010	11,216
Securities available for sale	2,793	2,205
Allowance for probable loan losses	2,467	2,462
Deferred rent	1,832	1,853
Bad debt reserve	1,443	1,902
REO	1,243	718
State taxes	1,095	1,095
Investment in unconsolidated ventures	791	1,069
Deferred income on loans	605	585
Interest rate swaps in cash flow hedging relationships	253	240
Fixed assets	102	-
Long-term debt	-	1,406
Other	682	836
Gross deferred tax assets	39,884	38,501
Valuation allowance	(36,207)	(35,452)
Net deferred tax assets	3,677	3,049

Deferred tax liabilities:
Fixed assets, net	$ -	$ (115)
Long-term debt	(202)	-
Other	(682)	(729)
Total gross deferred tax liabilities	(884)	(844)
Net deferred tax assets – included in other assets on the
Consolidated Statements of Financial Condition	$ 2,793	$ 2,205

The Company has an allowance for deferred tax assets associated with all of its deferred tax assets, except for the Bank’s securities available for sale.  Based on activity in the current period, the allowance increased $755,000 from June 30, 2014 to September 30, 2014.   Despite the valuation allowance, these assets remain available to offset future taxable income.

Management did not establish a valuation allowance for the deferred tax asset generated on the Bank’s unrealized losses of its securities available for sale of $2,793,000, because the Bank currently has the intent and ability to hold these securities until they recover in value.  The Company intends to maintain a valuation allowance with respect to its deferred tax assets, other than the Bank’s securities available for sale, until sufficient positive evidence exists to support its reduction or reversal.

The Company had a deferred tax asset for net operating losses for federal income tax purposes of approximately $17,568,000 and $12,914,000 at September 30,  2014  and June 30, 2014, respectively.  In order to utilize the operating loss carryforwards, the Company must generate sufficient taxable income within the applicable carryforward period.  If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

At September 30,  2014, the Company had approximately $58,000 of unrecognized tax benefits.  The Company’s net liability for unrecognized tax benefits decreased $91,000 from June 30, 2014 to September 30,  2014 primarily due to the reversal of positions from the completion of tax audits and expirations of statutes of limitations.  While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense.  Included in the net liability is accrued interest and penalties of $28,000 and $41,000, net of federal expense and benefit, respectively, as of September 30,  2014 and June 30, 2014, respectively.  For the three-months ended September 30, 2014 and 2013, the Company recognized approximately $13,000 and $40,000, net of federal expense, respectively, in interest and penalties in income tax expense.  The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $30,000 and $108,000 as of September 30,  2014  and June 30,  2014, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2011.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.  At September 30,  2014 and June 30, 2014, the net capital position of Southwest Securities was as follows (in thousands):

	September 30, 2014	June 30, 2014

Net capital	$ 147,927	$ 156,423
Less: required net capital	6,484	6,577
Excess net capital	$ 141,443	$ 149,846
Net capital as a percent of aggregate debit items	45.6%	47.6%
Net capital in excess of 5% aggregate debit items	$ 131,716	$ 139,981

At September 30,  2014 and June 30, 2014, the net capital position of SWS Financial was as follows (in thousands):

	September 30, 2014	June 30, 2014

Net capital	$ 1,147	$ 1,141
Less: required net capital	250	250
Excess net capital	$ 897	$ 891

For more information, see the discussion in “Note 18. Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K.

Banking.  The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier 1 (core) capital (as defined) to adjusted assets (as defined).  Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier 1 risk-based capital ratio is at least 6.00%, its Tier 1 (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.    At September 30,  2014,  the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well capitalized.

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

The Bank’s capital amounts and ratios at September 30,  2014 and June 30, 2014 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total risk-based capital	$ 186,776	25.6%	$ 58,438	8.0%	$ 73,048	10.0%
Tier 1 risk-based capital	179,155	24.5	29,219	4.0	43,829	6.0
Tier 1 (core) capital	179,155	14.5	49,323	4.0	61,653	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total risk-based capital	$ 185,582	25.5%	$ 58,147	8.0%	$ 72,683	10.0%
Tier 1 risk-based capital	177,640	24.4	29,073	4.0	43,610	6.0
Tier 1 (core) capital	177,640	14.1	50,508	4.0	63,135	5.0

EMPLOYEE BENEFITS

Restricted Stock Plan.    During the first three-months of fiscal 2015, the Board of Directors approved grants to various officers and employees totaling 181,814 shares of restricted stock with a weighted average market value of $7.29 per share.  During the first three-months of fiscal 2014, the Board of Directors approved grants to various officers and employees totaling 146,224 shares of restricted stock with a weighted average market value of $5.56 per share.  As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $2,138,000.  For the three-months ended September 30, 2014 and 2013, SWS recognized compensation expense related to restricted stock grants of approximately $293,000 and $106,000, respectively.

Upon vesting of the shares granted under the Company’s restricted stock plans, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting.

During the three-months ended September 30,  2014, the Company repurchased 10,473 shares of common stock with a market value of approximately $76,800, at an average price of $7.33 per share, in connection with income tax withholding obligations arising from the vesting of restricted stock awards.  During the three-months ended September 30, 2013, the Company repurchased 1,094 shares of common stock with a market value of approximately $6,100 or an average price of $5.55 per share, in connection with income tax withholding obligations arising from vesting of restricted stock awards.

At September 30, 2014, the total number of shares outstanding and available for issuance under the Restricted Stock Plan was 552,202 and 2,201,202, respectively.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors.  As of September 30,  2014,  the Company was not authorized to repurchase shares of common stock under a repurchase plan and did not intend to repurchase any shares of common stock.  Any repurchase of shares of common stock by the Company would require approval from the Company’s Board of Directors, Hilltop, Oak Hill and regulatory authorities.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS.  The plan did not purchase any shares of common stock during the three-months ended September 30,  2014.  The plan purchased 50,000 shares during the three-months ended September 30, 2013 at a cost of $288,000, or $5.76 per share.  During the three-months ended September 30,  2014 and 2013,  3,273 and 5,448 shares, respectively, were sold or distributed pursuant to the plan.

PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share.  The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at September 30,  2014 and June 30, 2014.  If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding.  The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three-months ended September 30,  2014 and 2013 the components of interest income and expense were as follows (in thousands):

	September 30, 2014	September 30, 2013

Interest income:
Customer margin accounts	$ 2,203	$ 2,243
Assets segregated for regulatory purposes	32	32
Stock borrowed	10,387	7,979
Loans	7,058	7,011
Bank investments	2,422	2,557
Other	1,369	1,352
	$ 23,471	$ 21,174

Interest expense:
Customer funds on deposit	$ 29	$ 38
Stock loaned	7,957	6,202
Deposits	82	94
Federal Home Loan Bank	457	668
Long-term debt	3,707	3,226
Other	558	820
	12,790	11,048
Total net interest revenue	$ 10,681	$ 10,126

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for the three-months ended September 30, 2014 and 2013 (in thousands, except share and per share amounts):

Three-Months Ended
	September 30, 2014	September 30, 2013

Net (loss) income	$ (307)	$ 323

Weighted average shares outstanding – basic	33,461,302	32,952,684
Effect of dilutive securities	-	-
Weighted average shares outstanding – diluted	33,461,302	32,952,684

(Loss) earnings per share – basic
Net (loss) income	$ (0.01)	$ 0.01

(Loss) earnings per share – diluted
Net (loss) income	$ (0.01)	$ 0.01

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As a result of the net loss for the three-months ended September 30, 2014, the warrants to acquire 10,869,565 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.  For the three-months ended September 30, 2013, 17,391,304 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

The Company did not declare a dividend during the three-months ended September 30, 2014 and 2013.

On a quarterly basis, the Board of Directors determines whether the Company will pay a cash dividend.  The payment and rate of dividends on the Company’s common stock is subject to several factors, including limitations imposed by the terms of the Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, the Company’s financial requirements, and the availability of funds from the Company’s subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies. Specifically, the Credit Agreement with Hilltop and Oak Hill only allows the Company to pay a quarterly cash dividend of $0.01 per share when the Company is not in default of any terms of the Credit Agreement.  The Company currently intends to retain earnings to fund operations and does not plan to pay dividends on its common stock in the near future.

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

SWS's segments are managed separately based on types of products and services offered and their related client bases.  The segments are consistent with how the Company manages its resources and assesses its performance.  Management assesses performance based primarily on income before income taxes and net interest revenue (expense).  As a result, SWS reports net interest revenue (expense) by segment.  SWS's business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K;

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

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 30, 2014  and 2013:

	UNAUDITED FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three-months ended
September 30, 2014

Operating revenue	$ 3,520	$ 26,981	$ 20,448	$ 371	$ (495)	$ 50,825
Net intersegment revenues	(151)	149	33	813	(844)	-
Net interest revenue	1,627	779	2,939	8,941	(3,605)	10,681
Net revenues	5,147	27,760	23,387	9,312	(4,100)	61,506
Non-interest expenses	3,896	25,241	18,901	6,721	7,662	62,421
Other gains (losses)	-	-	-	-	332	332
Depreciation and amortization	4	175	71	287	702	1,239
Net income (loss) before taxes	1,251	2,519	4,486	2,591	(11,430)	(583)
Assets (*)	275,419	185,914	2,525,534	1,228,811	8,028	4,223,706

Three-months ended
September 30, 2013

Operating revenue	$ 3,255	$ 28,783	$ 25,932	$ 281	$ 618	$ 58,869
Net intersegment revenues	(179)	179	-	852	(852)	-
Net interest revenue	1,419	1,055	2,071	8,806	(3,225)	10,126
Net revenues	4,674	29,838	28,003	9,087	(2,607)	68,995
Non-interest expenses	4,901	27,587	21,798	7,892	8,629	70,807
Other gains	-	-	-	-	1,967	1,967
Depreciation and amortization	6	221	85	411	635	1,358
Net income (loss) before taxes	(227)	2,251	6,205	1,195	(9,269)	155
Assets (*)	297,662	245,005	2,420,413	1,266,152	37,210	4,266,442

___________

(*)  Assets are reconciled to total assets as presented in the Consolidated Statements of Financial Condition as of September 30, 2014 and 2013 as follows (in thousands):

	September 30, 2014	September 30, 2013
Amount as presented above	$ 4,223,706	$ 4,266,442
Reconciling items:
Unallocated assets:
Cash	18,591	17,195
Receivables from brokers, dealers and clearing
organizations	37,144	32,471
Receivable from clients, net of allowances	22,929	35,404
Other assets	33,608	26,998
Unallocated eliminations	(17,433)	(7,018)
Total assets	$ 4,318,545	$ 4,371,492

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

The Company was been named as a defendant in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC.  SWS Group purchased M.L. Stern & Co., LLC in 2008.  The offering took place in November 2005, and the lawsuit was filed in November 2009.  The lawsuit was settled in the first quarter of fiscal 2015 for a total of $1,000,000.

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

The complaint generally alleges, among other things, that the BOD breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, and that the other defendants aided and abetted such breaches of fiduciary duty.  The complaint alleges, among other things, that the BOD labored under conflicts of interest, and that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with other potential bidders, and that the Registration Statement on Form S-4 filed by Hilltop on May 29, 2014 omits or misstates certain material information.  The complaint seeks relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.  On June 16, 2014, plaintiffs moved for a preliminary injunction prohibiting the consummation of the merger, and for expedited proceedings in connection therewith.  Pursuant to negotiations between the parties to the lawsuit, plaintiffs subsequently withdrew those motions.  On October 27, 2014 plaintiffs again filed a motion for expedited proceedings.

The Company believes the claims are without merit and intends to defend against them vigorously.  There can be no assurance, however, with regard to the outcome of this lawsuit.  Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Contingency.  In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the Internal Revenue Service (“IRS”) for the tax period ended December 31, 2005.  The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000.  The Company would be responsible for approximately $2,500,000 of the proposed assessment including penalties based on its partnership interest.  Interest is also accruing on this proposed assessment.  As of September 30, 2014, the Company has not accrued an amount on the financial statements due to the uncertainty regarding the proposed assessment.  The matter relates to certain transactions that occurred during 2005 concerning one of the limited partnership venture capital fund’s subsidiaries.  The limited partnership venture capital fund engaged tax counsel and filed a tax court petition in February 2014.  Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Bank’s Equity Investments.   The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds.  These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement.  Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA.  The Bank has committed to invest $3,000,000 in the fund.  As of September 30, 2014, $480,000 in contributions has been made by the Bank to this fund.  The commitment in the private investment fund expires in fiscal 2022 with the possibility of two one-year extensions.

Underwriting.    Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price.  Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.  At September 30, 2014, the Company had $2,700,000 of potential liabilities due under outstanding underwriting arrangements.

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

As of September 30, 2014, the Bank had issued stand-by letters of credit in the amount of $32,400.  The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien.  The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower.  At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit.  As of September 30, 2014, the Bank had commitments of $59,109,000 relating to revolving lines of credit and unfunded commitments.  In addition, as of September 30, 2014, the Bank had approved unfunded new loans in the amount of $6,499,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements.  The Bank evaluates the customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.  The Bank did not incur any significant losses on its commitments in the first three-months of fiscal 2015.  In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at September 30, 2014.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank.  These funds are FDIC insured up to $250,000.  The funds are considered core deposits and are the primary funding source for the Bank.  The Bank’s total core deposits were $971,813,000 and $1,000,597,000 at September 30,  2014 and June 30, 2014, respectively.  At September 30,  2014 and June 30,  2014, clients of Southwest Securities had invested $833,044,000 and $873,136,000, respectively, in Bank Insured Deposits at the Bank.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in “Note 1(x). Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Loans measured at fair value,” “Securities owned, at fair value,” “Securities available for sale,” “Securities sold, not yet purchased, at fair value,”  “Interest Rate Swaps” and “Warrants” which were measured at fair value on a recurring basis at September 30, 2014 and June 30, 2014.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2014
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ -	$59,288	$ 59,288
	$ -	$ -	$59,288	$ 59,288

Securities owned, at fair value
Corporate equity securities	$ 747	$ -	$475	$ 1,222
Municipal obligations	-	54,621	-	54,621
U.S. government and government agency obligations	9,070	50,128	-	59,198
Corporate obligations	-	122,320	31	122,351
Other	982	31,728	-	32,710
	$ 10,799	$ 258,797	$506	$ 270,102

Securities available for sale
Westwood common stock	$ 126	$ -	$-	$ 126
U.S. government and government agency obligations	-	405,823	-	405,823
Municipal obligations	-	41,524	-	41,524
	$ 126	$ 447,347	$-	$ 447,473

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$ 89,622	$ 3,399	$-	$ 93,021
Corporate obligations	-	67,069	-	67,069
Other	-	206	-	206
	$ 89,622	$ 70,674	$-	$ 160,296

Interest Rate Swaps - Net
Interest Rate Swaps - Net	$ -	$ 863	$-	$ 863
	$ -	$ 863	$-	$ 863

Warrants
Warrants	$ -	$ -	$14,292	$ 14,292
	$ -	$ -	$14,292	$ 14,292

Net assets (liabilities)	$ (78,697)	$ 634,607	$45,502	$ 601,412

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2014
ASSETS
Loans measured at fair value
Loans measured at fair value	$ -	$ -	$53,148	$ 53,148
	$ -	$ -	$53,148	$ 53,148

Securities owned, at fair value
Corporate equity securities	$ 680	$ -	$475	$ 1,155
Municipal obligations	-	48,224	4,023	52,247
U.S. government and government agency obligations	8,013	42,546	-	50,559
Corporate obligations	-	95,625	87	95,712
Other	982	34,970	-	35,952
	$ 9,675	$ 221,365	$4,585	$ 235,625

Securities available for sale
Westwood common stock	$ 133	$ -	$-	$ 133
U.S. government and government agency obligations	-	452,513	-	452,513
Municipal obligations	-	42,202	-	42,202
	$ 133	$ 494,715	$-	$ 494,848

LIABILITIES
Securities sold, not yet purchased, at fair value
Municipal obligations	$ -	$ 9	$-	$ 9
U.S. government and government agency obligations	72,708	1,683	-	74,391
Corporate obligations	-	46,814	-	46,814
Other	-	141	-	141
	$ 72,708	$ 48,647	$-	$ 121,355

Interest Rate Swaps
Interest Rate Swaps	$ -	$ 1,475	$-	$ 1,475
	$ -	$ 1,475	$-	$ 1,475

Warrants
Warrants	$ -	$ -	$27,796	$ 27,796
	$ -	$ -	$27,796	$ 27,796

Net assets (liabilities)	$ (62,900)	$ 665,958	$29,937	$ 632,995

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Loans	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	Warrants	Total
Ending balance at June 30, 2014	$ 53,148	$ 475	$ 4,023	$ 87	$ (27,796)	$ 29,937
Redemption/sale of security	-	-	(4,023)	-	-	(4,023)
Unrealized loss	(206)	-	-	(56)	-	(262)
Loan pay downs	(331)	-	-	-	-	(331)
Loan originations with the
execution of interest rate swaps	6,677	-	-	-	-	6,677
Exercise of warrants	-	-	-	-	9,571	9,571
Decrease in warrants valuation
(unrealized gain)	-	-	-	-	3,933	3,933
Ending balance at September 30, 2014	$ 59,288	$ 475	$ -	$ 31	$ (14,292)	$ 45,502

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.  There were no transfers between levels during the three-months ended September 30, 2014.

Changes in unrealized gains (losses) and realized gains (losses) for corporate obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Comprehensive Loss.  Changes in unrealized gain (loss) for the warrants are presented in unrealized gain (loss) on warrants valuation on the Consolidated Statements of Comprehensive Loss.  The total unrealized loss included in earnings related to assets and liabilities still held for the three-months ended September 30, 2014 and 2013 was $262,000 and $32,000, respectively.  The total unrealized gains included in earnings related to assets and liabilities still held for the three-months ended September 30, 2014 and 2013 was $3,081,000 and $1,967,000, respectively.   With the sale of the $4,023,000 of municipal obligations in the first quarter of fiscal 2015, the Company had realized gains of $219,000.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of September 30, 2014 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted-Average)

Loans measured at fair value
Loans measured at fair value	$ 59,288	Discounted cash flow	Discount Rate	4.35%-5.09% (4.52%)

Securities owned, at fair value
Corporate equity securities- auction rate preferred	475	Analysis of comparable securities	N/A	N/A

Corporate obligations	31	Discounted cash flow	N/A	N/A
Warrants
Warrants	14,292	Binomial Model	Derived Volatility	26% - 31% (28%)

The loans are independently valued quarterly using a discounted cash flow model which factors in the relevant contractual loan terms and then discounted to present value using a market-based discount rate.  The market based discount rate is based on how the subject loans would be priced as of the valuation date and therefore include normal credit loss expectations, given the underlying underwriting standards including loan to value ratio and debt coverage ratios for the subject portfolio.  The rate at which the loans are discounted is based upon London Interbank Offered Rate (LIBOR) Bank preferential return and terms of the loan.

At September 30, 2014, the Company held 19 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $475,000.  Since June 2010, the Company has held up to $1,825,000 in Level 3 auction rate preferred securities, of which $1,350,000 have been redeemed at par.  The remaining $475,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par.  While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted.  To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds $3,505,000 of corporate obligation bonds currently valued at $31,000.  The corporate bonds are valued using a discounted cash flow model with observable market data, however, due to the distressed nature of these bonds, the Company has determined that these bonds should be valued at Level 3.

The warrants issued to Hilltop and Oak Hill are valued quarterly using a binomial model that considers the following variables: price and volatility of the Company’s stock, treasury yield, annual dividend and the remaining life of the warrants.  The derived volatility estimate considers both the historical and implied forward volatility of the Company’s common stock.  The primary drivers of the value of the warrants are the price and volatility of the Company’s common stock.  As the volatility and/or stock price increase, the value of the warrants increase as well.  The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements.  In addition, the time to maturity portion of the warrants will decrease as the warrants near their contractual expiration date.

Non-Recurring Fair Value Measurements.

Certain financial and non-financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied.

The following table summarizes by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at September 30, 2014 and June 30, 2014 (in thousands):

September 2014	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 14,948	$ 14,948
REO	-	-	4,354	4,354
Impaired servicing assets	-	-	321	321
	$ -	$ -	$ 19,623	$ 19,623

June 2014
Impaired loans (1)	$ -	$ -	$ 13,713	$ 13,713
REO	-	-	4,875	4,875
Impaired servicing assets	-	-	447	447
	$ -	$ -	$ 19,035	$ 19,035

_____________

 (1)   Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the three-months ended September 30, 2014 and the year ended June 30, 2014, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $20,000 and $714,000, respectively.  For the three-months ended September 30, 2014 and the year ended June 30, 2014, adjustments to the fair value of REO property held at September 30, 2014 and June 30, 2014, respectively, resulted in a charge to earnings as a write-down of REOs of $243,000 and $252,000, respectively.  For the three-months ended September 30, 2014 and the year ended June 30, 2014, adjustments to the fair value of servicing assets resulted in a charge to earnings as an impairment for servicing assets of $36,000 and $12,000, respectively.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of ASC 820  “Fair Value Measurements and Disclosures” are discussed in “Note 1(x). Fair Value of Financial Instruments – Other Fair Value Disclosures” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K. The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at September, 2014 and June 30,  2014 were as follows (in thousands):

		September 30, 2014		June 30, 2014
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$ 107,543	$ 107,543	$ 99,620	$ 99,620

Securities held to maturity:
GNMA securities	2	11,482	11,807	12,549	12,952
Loans, net:
Purchase mortgage loans held for investment	3	169,286	168,987	133,854	133,618
Other loans held for investment	3	421,600	422,989	427,354	429,062
Servicing assets	3	321	321	447	447

Financial liabilities:
Short-Term Borrowings	1	100,000	100,000	59,000	59,000
Deposits:
Deposits with no stated maturity	2	946,158	940,922	973,178	968,072
Time deposits	2	25,531	25,662	26,961	27,136
Advances from FHLB	2	76,202	77,196	77,130	78,891
Long-term debt	3	55,655	62,311	87,769	99,841

SUBSEQUENT EVENT

On October 2, 2014, Hilltop fully exercised its warrant to purchase 8,695,652 shares of SWS Group common stock for $5.75 per share, paid by automatically reducing the amount outstanding due to Hilltop as a lender under the Credit Agreement by $50,000,000, as required by the terms of the warrant.  Additionally, the Company recorded $61,130,000 as equity in the Consolidated Statements of Financial Condition for the issuance of the 8,695,652 shares of SWS Group common stock based on a closing stock price of $7.03 on October 2, 2014.  Hilltop’s warrant to purchase 8,695,652 shares of SWS Group common stock had a fair value upon conversion of $11,434,000 and SWS recognized a $303,000 gain representing the time to maturity portion of the fair value of the warrant.

The loan is recorded as a liability with an interest rate of 8% per annum, a five year term and an effective interest rate of 14.9%. At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. At October 2, 2014, the long-term debt balance was $55,655,000, which is shown net of a total unaccreted discount of $6,845,000,  and upon exercise of the warrant at October 2, 2014, the Company extinguished $50,000,000 of the amount outstanding due to Hilltop, which had a carrying value, net of unaccreted discount, of $44,524,000 and as a result recognized a loss on the early extinguishment of debt of $5,476,000.

Additionally, with the exercise of Hilltop’s warrant on October 2, 2014, the Company expensed $451,000 of unamortized deferred debt issuance costs.  At October 2, 2014, the remaining unamortized deferred debt issuance costs were $113,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“SWS Group”) (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking.  For the three-months ended September 30, 2014, 87% of our total revenues were generated by our full-service brokerage business and 13% of our total revenues were generated by our commercial banking business.  While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses are fixed.  Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations.  We also face substantial competition in each of our lines of business.  See Forward-Looking Statements and Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2014 (the “Fiscal 2014 Form 10-K”).

We operate through four segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.

Clearing.    The Clearing segment provides clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis).  Our clientele includes securities broker/dealers and firms specializing in high-volume trading.  We currently support a wide range of clearing clients, including discount and full-service brokerage firms, registered investment advisors and institutional firms.  In addition to clearing trades, we tailor our services to meet the specific needs of our clearing clients ("correspondents") and offer products and services such as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

Revenues in this segment are generated primarily through transaction charges to our correspondents for clearing their trades.  Revenue is also earned from various fees and other processing charges as well as through net interest income on correspondent customer balances.

Retail.    The Retail segment offers retail securities (such as equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employees that are registered representatives and our independent contractors.  As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions.  This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances.

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

Revenues in the institutional segment are derived from the net interest rate spread on stock loan transactions, commissions, and trading income from fixed income and equity products and investment banking fees from taxable and municipal securities transactions.

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

The Bank has committed to the Office of the Comptroller of the Currency ("OCC") that the Bank will, among other things:  (i) adhere to the Bank’s written business and capital plan as amended from time to time; and (ii) maintain a Tier 1 capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).  As of September 30, 2014, the Bank was in compliance with these commitments.

The "other" category includes SWS Group, corporate administration and SWS Capital Corporation, which is a dormant entity.

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement (the “Funding Agreement”) with Hilltop Holdings Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”).  On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

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

We entered into the Credit Agreement and related transactions with Hilltop and Oak Hill to ensure that the Bank would maintain adequate capital ratios under an Order to Cease and Desist and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption.  See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional discussion on the Credit Agreement with Hilltop and Oak Hill.

The funds advanced pursuant to the Credit Agreement with Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash.  We were required to keep these funds in a restricted account until our BOD, Hilltop and Oak Hill determined the amount(s) to be distributed to our subsidiaries.  Upon the approval of the BOD, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital, paid $20.0 million toward its intercompany payable to Southwest Securities, contributed $30.0 million in capital to Southwest Securities and loaned $30.0 million to Southwest Securities to use in general operations reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs.

Merger Agreement

On March 31, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hilltop and Peruna LLC, a wholly-owned subsidiary of Hilltop (“Peruna”), whereby if the merger contemplated therein is completed, we will become a wholly-owned subsidiary of Hilltop.  If the merger is completed, each share of SWS Group common stock will be converted into the right to receive $1.94 in cash and 0.2496 of a share of Hilltop common stock.  The value of the merger consideration may fluctuate based upon the market value of Hilltop common stock.  We currently anticipate that the completion of the merger will occur by the end of 2014, subject to receiving the approval of our stockholders and regulators and other customary closing conditions.

Concurrently with the execution of the Merger Agreement, we entered into a Letter Agreement with Oak Hill dated March 31, 2014 (the “Oak Hill Letter Agreement”).  Pursuant to the Oak Hill Letter Agreement and the Merger Agreement, at the closing of the proposed merger with Hilltop, Oak Hill will deliver to SWS Group the certificates evidencing its outstanding warrants and any loans of Oak Hill to SWS Group then outstanding under the Credit Agreement, and we will issue and deliver to Oak Hill, in exchange for its outstanding warrants and loans: (i)an amount equal to the Applicable Premium (as defined in the Credit Agreement, being a calculation of the present value of all required interest payments due on a loan through its maturity date on the date the loan is repaid) calculated as if the loans held by Oak Hill were prepaid in full as of the closing date of the merger and (ii) the merger consideration that Oak Hill would have been entitled to receive upon consummation of the merger if its warrants had been exercised immediately prior to the effective time of the merger.

Warrant Exercise

On September 26, 2014, Oak Hill partially exercised its warrants to purchase 6,521,739 shares of SWS Group common stock for $5.75 per share, paid by automatically reducing the loan amount outstanding due to Oak Hill as lenders under the Credit Agreement by $37,500,000, as required by the terms of the warrants.  Following this partial warrant exercise, Oak Hill continues to hold warrants exercisable to purchase 2,173,913 shares of common stock.  See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional discussion on the exercise of the warrants by Oak Hill.

On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS Group common stock for $5.75 per share, paid by automatically reducing the loan amount outstanding due to Hilltop as a  lender under the Credit Agreement by $50,000,000, as required by the terms of the warrant.  See “Subsequent Events” in the Notes to the Consolidated Financial Statements contained in this report for additional discussion on the exercise of the warrant by Hilltop.

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

As of September 30, 2014, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 12.6%, the Standard & Poor’s 500 Index (“S&P 500”) up 17.3% and the NASDAQ Composite Index (“NASDAQ”) up 19.1%.  The DJIA closed at 17,042.90 on September 30, 2014 up from 15,129.67 and 16,826.60 on September 30, 2013 and June 30, 2014, respectively.  While the indices showed improvement and reached record closing prices that have not been reached since 2008, the average daily trading volume on the NYSE decreased 4% as compared to the same period of our prior fiscal year.  The continued uncertainty in the economic environment, continued low levels of workforce participation and high unemployment rates, each contributed to volatility during the first quarter of fiscal 2015.  For our clearing, retail, and in particular our institutional segments,  the uncertainty about the Federal Reserve’s plans for monetary easing adds to the volatility in interest rates and fixed income inventory valuations.  For our banking segment, this uncertainty makes interest rate risk management critical in a rising interest rate environment.

Continued economic and regulatory uncertainty also created a challenging operating environment for us during the three-months ended September 30, 2014.  The national unemployment rate, which was approximately 5.9% at the end of September 2014, was down from a high of 10.0% at the end of December 2009, and 6.1% at the end of June 2014, but remains at historically high levels.  The Board of Governors of the Federal Reserve System (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2013 and has since reaffirmed that it anticipated that rates were unlikely to increase as long as the unemployment rate remained above 6.5%, the short-term inflation rate was projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

The disruptions and developments in the world economy and the credit markets over the past three years resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent an extended recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under Business-Regulation contained in our Fiscal 2014 Form 10-K.

Government intervention in the markets for the past several years has created artificially low short-term interest rates.  Public announcements by the FRB regarding timing of reduced intervention or increased interest rates have led to substantial volatility in the fixed income markets.  This volatility has produced and could continue to produce material changes in the value of our fixed income trading portfolio.

Texas, along with the rest of the country, experienced distress in residential and commercial real estate values as well as elevated unemployment rates beginning in the last calendar quarter of 2010.  Real estate values, along with unemployment statistics, have improved in 2014; however, with the improvement, competition in the banking business has increased as loan demand is not yet robust.

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

The volatility in the U.S. stock markets and the recent policy changes at our various clearing houses, following the financial crisis in 2008, has also impacted our liquidity through increased margin requirements.  These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market.  To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other business.  We expect these margin requirements to continue to increase as the clearing houses adjust to new regulatory requirements.

Valuation of Securities

We regularly trade mortgage, asset-backed and other types of fixed income securities.  We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions.  We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations.  At September 30, 2014, we held mortgage and asset-backed securities of approximately $30.0 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Bank:  Shortly after closing the Hilltop and Oak Hill transaction in fiscal 2011, we contributed $20.0 million in capital to the Bank.  We believe the $20.0 million capital contribution provided the Bank with a sound foundation and with flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets in the three-months ended September 30, 2014.  Classified assets were $39.9 million at September 30, 2014, down from $41.3 million at June 30, 2014.  Classified assets as a percentage of total capital plus the allowance for loan losses was 21.9% at September 30, 2014 and 22.7% at June 30, 2014.  Non-performing assets (a subset of classified assets) decreased to $21.4 million at September 30, 2014 from $22.9 million at June 30, 2014.  The Bank has significantly reduced classified assets and improved performance over the past two years, but the reduction in classified assets could slow and additional loans could be moved to problem status should the economic environment deteriorate.

The Bank’s loan loss allowance at September 30, 2014 was $7.6 million, or 1.78% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, as compared to $7.9 million, or 1.82% of loans held for investment, excluding purchased mortgage loans held for investment and loans measured at fair value, at June 30, 2014 and $12.2 million, or 2.85% at September 30, 2013.

The Tier 1 (core) capital ratio was 14.5% and the total risk-based capital ratio was 25.6% at September 30, 2014, as compared to 14.1% and 25.5%, respectively, at June 30, 2014 (without giving effect to the Basel III capital rules, which are applicable for reporting periods after January 1, 2015).  With the stability of these capital ratios, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.  In conjunction with building an investment portfolio, the Bank entered into $140.0 million of interest rate swaps to reduce deposit cost variability by focusing on protecting earnings in a rising interest rate environment.  The Bank held $90.0 million of interest rate swaps at September 30, 2014.  The Bank plans to continue implementing this strategy, along with other balance sheet considerations, to manage interest rate risk.

The Bank is focused on implementing and executing its business plan, which includes the continued diversification of the balance sheet and conservative growth strategies.  The Bank’s available for sale investment portfolio was $447.3 million and $494.7 million at September 30, 2014 and June 30, 2014, respectively.  The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations.  At September 30, 2014 and June 30, 2014, the Bank’s mortgage purchase program loan balance was $169.3 million and $133.9 million, respectively.  These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers.  These core deposits provide the Bank with a stable and low cost funding source.  At September 30, 2014 and June 30, 2014, the Bank had $833.0 million and $873.1 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 85.7% and 87.3%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Warrant valuation and exercise.    The warrants issued to Hilltop and Oak Hill are recorded as liabilities carried at fair value on the Consolidated Statement of Financial Condition.  During the three-months ended September 30, 2014, the fair value of these warrants decreased primarily due to the decrease in the market value of our common stock.  Our stock price decreased from $7.28 at June 30, 2014 to $7.14 at September 30, 2014.  The decrease in the stock price of our common stock, combined with other factors, resulted in an unrealized pre-tax gain of $3.9 million for the three-months ended September 30, 2014 recorded in unrealized gain on warrants valuation on the Consolidated Statements of Comprehensive Loss.

Additionally, as a result of Oak Hill’s exercise of their warrants on September 26, 2014, we expensed  $0.3 million of deferred debt issuance costs, which was recorded in interest expense on the Consolidated Statements of Comprehensive Loss, and recognized a loss of $4.1 million on the extinguishment of debt, which was recorded as a loss on early extinguishment of debt on the Consolidated Statements of Comprehensive Loss.  As Oak Hill exercised its warrants prior to maturity, we also recognized a $0.5 million gain representing the time to maturity portion of the warrant fair value recorded in unrealized gain on warrants valuation on the Consolidated Statements of Comprehensive Loss.

After giving effect to the quarterly warrant valuation adjustment and the Oak Hill exercise, the total unrealized gain on warrants valuation recorded on the Consolidated Statements of Comprehensive Loss was $4.4 million.

During the three-months ended September 30, 2013, the fair value of these warrants decreased primarily due to the decrease in the derived volatility of our common stock from 51% at June 30, 2013 to 49% at September 30, 2013 and the effect of the time to maturity portion of the fair value of the warrant.   The decrease in fair value resulted in an unrealized pre-tax gain of $2.0 million for the three-months ended September 30, 2013.

Merger Agreement.  During the three-months ended September 30, 2014, we incurred expenses of approximately $0.7 million in legal and professional fees recorded in other expenses on the Consolidated Statements of Comprehensive Loss in connection with the proposed merger with Hilltop.  We expect to incur additional costs until the merger is completed.

Employee reduction.    In the first quarter of fiscal 2014, due to a decline in revenue over the past few years, management determined that expense reductions were needed in order to improve operating results and execute our strategic business plan.  As a result, we reduced the number of our employees by approximately 7% and recorded in commissions and other employee compensation on the Consolidated Statements of Comprehensive Loss approximately $1.2 million in severance expense.

RESULTS OF OPERATIONS

Consolidated

Net loss for the three-months ended September 30, 2014 was $307,000 as compared to net income for the three-months ended September 30, 2013 of  $323,000.  Both the three-months ended September 30, 2014 and 2013 contained 64 trading days.

Southwest Securities was custodian for $32.0 billion and $31.2 billion in total customer assets at September 30, 2014 and September 30, 2013, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-months ended September 30, 2014 compared to the three-months ended September 30, 2013 (dollars in thousands):

	Three-Months
	Ended
	Amount	Percent
Net revenues:
Net revenues from clearing operations	$ (240)	(10)%
Commissions	(2,875)	(9)
Net interest	555	5
Investment banking, advisory and administrative fees	(49)	-
Net gains on principal transactions	(3,829)	(47)
Other	(1,051)	(16)
	$ (7,489)	(11)%

Operating expenses:
Commissions and other employee compensation	$ (7,739)	(15)%
Occupancy, equipment and computer service costs	(515)	(7)
Communications	(343)	(10)
Floor brokerage and clearing organization charges	162	15
Advertising and promotional	193	30
Recapture of provision for loan loss	296	64
Unrealized gain on warrants valuation	(2,472)	>(100)
Loss on early extinguishment of debt	4,107	>(100)
Other	(440)	(8)
	(6,751)	(10)
Pre-tax income (loss)	$ (738)	>(100)%

Net revenues decreased $7.5 million for the three-months ended September 30, 2014 as compared to the same period of the prior fiscal year.   The $3.8 million decrease in net gains on principal transactions was primarily due to a $2.5 million decrease in municipal finance trading gains and a $1.4 million decrease in taxable fixed income gains due to less robust trading activity from the same period in the prior fiscal year.

Commissions revenue decreased $2.9 million for the three-months ended September 30, 2014 as compared to the same period in the prior fiscal year primarily due to a $2.2 million decrease in the retail segment and a $0.7 million decrease in the institutional segment as compared to the prior year comparable quarter.  Commissions revenue was down in both the private client group (“PCG”) and our independent registered representative group (“SWS Financial”) based on a combined 8% decrease in our number of representatives.  The decrease in our institutional segment was due to a $1.1 million decrease in our municipal finance business and a $0.8 million decrease in our taxable fixed income group offset by a $1.2 million improvement in our portfolio trading group.

Other revenues decreased $1.1 million for the three-months ended September 30, 2014 as compared to the same period in the prior fiscal year.  The decreases were due to the following:  (1) a $1.1 million decrease in the valuation adjustment for our deferred compensation plan investments; (2) a $0.6 million decrease in insurance related revenue; and (3) a $0.2 million decrease in the net gains recognized on the sale of real estate owned (“REO”).  These decreases are offset by a $0.6 million increase in third party servicing fees in our clearing and retail segments.

Net interest revenues increased $0.5 million for the three-months ended September 30, 2014 as compared to the same period in the prior fiscal year primarily due to a $0.7 million increase in the net interest income recognized by our stock loan business from a 24% increase in our average stock borrowed portfolio balances combined with a 12 basis point increase in the net interest spread earned in our stock lending business.   Offsetting this increase was the $0.3 million recorded as interest expense for the write-off of deferred debt issuance costs upon the partial exercise of Oak Hill’s warrants.

Operating expenses decreased $6.8 million for the three-months ended September 30, 2014 as compared to the same period of the prior fiscal year.  Commissions and other employee compensation was down $7.7 million due to staff reductions made in late September 2013 and overall weaker segment revenues.  In addition, the unrealized gain on warrant valuation led to a $2.5 million reduction in expense.  We recognized a $4.4 million gain on the warrant valuation for the first three-months ended September 30, 2014, which included a $0.5 million gain upon Oak Hill’s exercise of its warrants, compared to a $2.0 million gain on the warrant valuation for the first three-months ended September 30, 2013.    The warrant exercise by Oak Hill led to a  $4.1 million loss from the early extinguishment of $37.5 million of debt.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment.  Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the interest rates we earn on those assets compared to the cost of funds.  Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds.  The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB.  Net interest income from our brokerage, corporate and banking segments were as follows for the three-months ended September 30, 2014 and 2013 (in thousands):

	Three-Months Ended
	September 30,	September 30,
	2014	2013
Brokerage	$ 5,345	$ 4,545
Bank	8,941	8,806
SWS Group(1)	(3,605)	(3,225)
Net interest	$ 10,681	$ 10,126

__________

(1)	Consists primarily of interest expense under the Credit Agreement with Hilltop and Oak Hill.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended
	September 30, 2014	September 30, 2013
Average interest-earning assets:
Customer margin balances	$ 234,000	$ 245,000
Assets segregated for regulatory purposes	179,000	186,000
Stock borrowed	2,233,000	1,794,000

Average interest-bearing liabilities:

Customer funds on deposit, including short credits	$ 322,000	$ 354,000
Stock loaned	2,181,000	1,683,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended September 30, 2014, income tax benefit (effective rate of 47.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to (loss) income before income tax benefit due primarily to an increase in the value of our deferred tax valuation allowance offset by a decrease in tax exempt interest.

See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,	Increase/
	2014	2013	Decrease	% Change
Net revenues:
Clearing	$ 5,147	$ 4,674	$ 473	10%
Retail	27,760	29,838	(2,078)	(7)
Institutional	23,387	28,003	(4,616)	(16)
Banking	9,312	9,087	225	2
Other	(4,100)	(2,607)	(1,493)	(57)
Total	$ 61,506	$ 68,995	$ (7,489)	(11)%

Pre-tax income (loss):
Clearing	$ 1,251	$ (227)	$ 1,478	>100%
Retail	2,519	2,251	268	12
Institutional	4,486	6,205	(1,719)	(28)
Banking	2,591	1,195	1,396	>100
Other	(11,430)	(9,269)	(2,161)	(23)
Total	$ (583)	$ 155	$ (738)	>(100)%

Clearing.

The following is a summary of the results for the clearing segment for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,
	2014	2013	% Change
Net revenue from clearing	$ 2,053	$ 2,292	(10)%
Net interest	1,627	1,419	15
Other	1,467	963	52
Net revenues	5,147	4,674	10

Operating expenses	3,896	4,901	(21)
Pre-tax income (loss)	$ 1,251	$ (227)	>100%

Daily average customer margin
balance	$ 118,000	$ 99,000	19%
Daily average customer funds	.
on deposit	$ 169,000	$ 176,000	(4)%

Total correspondent clearing customer assets under custody were $16.5 billion and $16.1 billion at September 30, 2014 and September 30, 2013, respectively.

The following table reflects the number of client transactions processed for the three-months ended September 30, 2014 and September 30, 2013 and the number of correspondents at the end of each period.

	Three-Months Ended
	September 30, 2014	September 30, 2013
Tickets for high-volume trading firms	9,577	10,559
Tickets for general securities broker/dealers	138,173	170,926
Total tickets	147,750	181,485
Correspondents	140	152

For the three-months ended September 30, 2014, net revenues in the clearing segment increased 10% while clearing fee revenues decreased 10%.  Other revenues increased 52% for the three-months ended September 30, 2014 when compared to the three-months ended September 30, 2013.

The 10% decrease in clearing fee revenue for the three-months ended September 30, 2014 when compared to the three-months ended September 30, 2013 was primarily due to a 19% decrease in the number of general securities tickets processed and the 8% decrease in number of correspondents, offset by an increase in the overall revenue per ticket.  Revenue per ticket increased approximately 10% from $12.63 for the three-months ended September 30, 2013 to $13.90 for the three-months ended September 30, 2014.

The increase in other revenues was primarily driven by a $0.4 million increase in third party servicing fee income.

Operating expenses decreased 21% for the three-months ended September 30, 2014 as compared to the same period last fiscal year primarily due to a $0.9 million decrease in operations and information technology expenses.

Retail.

The following is a summary of the results for the retail segment for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,
	2014	2013	% Change
Net revenues:
Private Client Group (PCG)
Commissions	$ 12,776	$ 13,712	(7)%
Advisory fees	3,223	2,851	13
Insurance products	709	1,440	(51)
Other	200	79	153
Net interest revenue	518	777	(33)
	17,426	18,859	(8)
Independent registered
representatives (SWS Financial)
Commissions	4,958	6,229	(20)
Advisory fees	1,251	949	32
Insurance products	2,385	2,198	9
Other	391	247	58
Net interest revenue	261	278	(6)
	9,246	9,901	(7)
Other
Commissions	104	120	(13)
Advisory fees	544	505	8
Insurance products	331	422	(22)
Other	109	31	>100
	1,088	1,078	1
Total	27,760	29,838	(7)

Operating expenses	25,241	27,587	(9)
Pre-tax income	$ 2,519	$ 2,251	12%

Daily average customer margin balances	$ 112,217	$ 143,000	(22)%
Daily average customer funds on deposit	$ 116,879	$ 133,000	(12)%

PCG representatives	150	166	(10)%
SWS Financial representatives	268	287	(7)

Net revenues in the retail segment decreased $2.1 million for the three-months ended September 30, 2014 as compared to the same period of the prior fiscal year.  Commissions decreased $2.2 million with declines in both PCG and SWS Financial.    Revenue from the sale of insurance products decreased $0.6 million when compared to the same period in the prior fiscal year.  The revenue decline resulted from fewer PCG and SWS Financial registered representatives as well as an overall decrease in customer activity.  Offsetting these declines was a $0.3 million increase in other revenues for the three-months ended September 30, 2014 as compared to the same period of the prior fiscal year due to a $0.3 million increase in third party servicing fee income.

Total customer assets were $15.1 billion at September 30, 2014 and $14.5 billion at September 30, 2013.  Assets under management were $1.3 billion at September 30, 2014 as compared to $1.2 billion at September 30, 2013.

Operating expenses decreased $2.3 million for the three-months ended September 30, 2014 as compared to the same period of the prior fiscal year primarily due to a $2.0 million decrease in commissions and other employee compensation expense due to the staff reductions made in September 2013 and the lower commissions paid as a result of lower revenues in the first three-months of fiscal 2015 compared to the same period of fiscal 2014.  In addition, occupancy, equipment and computer services cost decreased $0.2 million and operations and information technology expenses decreased $0.3 million.  These declines were offset by a $0.3 million increase in advertising and promotional expenses primarily from increases in travel and entertainment expenses.

Institutional.

The following is a summary of the results for the institutional segment for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,
	2014	2013	% Change
Net revenues:
Commissions
Taxable fixed income	$ 5,243	$ 6,092	(14)%
Municipal finance	1,559	2,613	(40)
Portfolio trading	2,966	1,719	73
	9,768	10,424	(6)
Investment banking fees
Taxable fixed income	790	1,113	(29)
Municipal finance	5,382	5,980	(10)
Other	33	-	>100
	6,205	7,093	(13)
Net gains on principal transactions
Taxable fixed income	1,025	2,437	(58)
Municipal finance	3,279	5,757	(43)
Other	(27)	(2)	>(100)
	4,277	8,192	(48)
Other	198	223	(11)
Net interest revenue
Stock loan	2,430	1,777	37
Other	509	294	73
Total	23,387	28,003	(16)
Operating expenses	18,901	21,798	(13)
Pre-tax income	$ 4,486	$ 6,205	(28)%

Taxable fixed income representatives	27	31	(13)%

Municipal distribution representatives	19	24	(21)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013 were as follows (in thousands):

Three-Months Ended
	September 30, 2014	September 30, 2013
Daily average interest-earning assets:
Stock borrowed	$ 2,233,000	$ 1,794,000
Daily average interest-bearing liabilities:
Stock loaned	$ 2,181,000	$ 1,683,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the three-months ended September 30, 2014 and September 30, 2013:

	Three-Months Ended
	September 30,	September 30,
	2014	2013
Number of issues	144	184
Aggregate Amount of Offerings	$ 11,583,418,000	$ 17,926,969,000

In the institutional segment, net revenues decreased 16% and pre-tax income decreased 28% for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013.  The decline in net revenues was primarily due to a $3.9 million decrease in net gains on principal transactions with the municipal finance business down $2.5 million and the taxable fixed income business down $1.4 million as a result of less robust trading activity when compared to the same period in the prior fiscal year.    Additionally, investment banking and advisory fees and commissions revenue decreased $0.9 million and $0.7 million, respectively.  Investment banking and advisory fees in our municipal finance business decreased $0.6 million while our taxable fixed income fees were down $0.3 million.  The fee decline in both businesses was a result of fewer underwriting transactions.  Municipal finance recorded a $1.1 million decline and taxable fixed income recorded a $0.8 million decline in commissions revenue as a result of the tighter spreads and a decline in municipal new issue volume.  Portfolio trading commissions revenue was up $1.2 million primarily due to increased customer activity.  These decreases were offset by a $0.9 million increase in net interest revenue. The increase in net interest revenue is primarily due to 24% increase in our average stock borrowed portfolio balances and a 12 basis point increase in the net interest spread earned in our stock lending business.

Operating expenses decreased $2.9 million for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013.  This decrease is primarily due to a $2.6 million decrease in commissions and other employee compensation due to the staff reductions made in September 2013 and the lower commissions paid as a result of lower revenues in the first three-months of fiscal 2015 compared to the same period of fiscal 2014.

Banking.

The following is a summary of the results for the banking segment for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013 (dollars in thousands):

	Three-Months Ended
	September 30	September 30,
	2014	2013	% Change
Net revenues:
Net interest revenue	$ 8,941	$ 8,806	2%
Other	371	281	32
Total net revenues	9,312	9,087	2

Operating expenses	6,721	7,892	(15)
Pre-tax income	$ 2,591	$ 1,195	>100%

The Bank’s net revenues remained relatively flat for the three-months ended September 30, 2014 when compared to the same period in fiscal 2014.

The Bank’s operating expenses decreased $1.2 million, or 15%, for three-months ended September 30, 2014 compared to the three-months ended September 30, 2013 and was primarily attributable to a $0.9 million decrease in commissions and other employee compensation and a $0.2 million decrease in regulatory assessments.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended September, 2014 and 2013 (dollars in thousands):

	Three-Months Ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Assets:
Interest-earning assets:
Loans:
Residential construction	$ 680	$ 3	1.7%	$ 1,740	$ 11	2.6%
Lot and land development	4,346	62	5.7	8,328	133	6.3
1-4 family	223,452	2,388	4.2	171,360	2,198	5.1
Commercial real estate and
multifamily	338,623	3,985	4.7	309,213	3,990	5.1
Commercial	61,037	585	3.8	64,251	656	4.1
Consumer	4,262	35	3.3	1,891	23	4.8
Total loans	632,400	7,058		556,783	7,011
Investments:
Money market	67,869	92	0.5	26,139	33	0.5
U.S. government and government
agency obligations – held to
maturity	12,055	72	2.4	16,585	100	2.4
U.S. government and government
agency obligations – available for
sale	435,548	2,071	1.9	512,921	2,245	1.7
Municipal obligations – available
for sale	40,282	162	1.6	29,361	110	1.5
Interest bearing deposits in banks	2,620	-	-	1,659	-	-
Federal reserve funds	37,125	21	0.2	95,284	65	0.3
Investments – other	3,858	4	0.4	4,663	4	0.4
Total interest-earning assets	$ 1,231,757	$ 9,480	3.1%	$ 1,243,395	$ 9,568	3.1%

Non interest-earning assets:
Cash and due from banks	3,077			3,148
Other assets	23,291			23,277
	$ 1,258,125			$ 1,269,820

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$ 26,643	$ 54	0.8%	$ 30,054	$ 68	0.9%
Money market accounts	18,511	3	0.1	17,619	2	0.1
Interest-bearing demand accounts	8,389	2	0.1	8,123	1	0.1
Savings accounts	876,366	23	-	885,396	23	-
Federal Home Loan Bank advances	76,512	457	2.4	98,742	668	2.7
Other financed borrowings	-	-	-	11	-	-
	$ 1,006,421	$ 539	0.2%	$ 1,039,945	$ 762	0.3%

	Three-Months Ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(*)	Rate	Balance	Expense(*)	Rate
Non interest-bearing liabilities:
Non interest-bearing demand
accounts	$ 70,233			$ 56,225
Other liabilities	6,749			6,879
	1,083,403			1,103,049
Stockholder’s equity	174,722			166,771
	$ 1,258,125			$ 1,269,820

Net interest income		$ 8,941			$ 8,806

Net yield on interest-earning assets			2.9%			2.8%

__________

(*)  Loan fees included in interest income for the three-months ended September 30, 2014 and 2013 were $371 and $431, respectively.

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

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	September 30, 2014 as compared to September 30, 2013

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Residential construction	$ (8)	$ (7)	$ (4)	$ 3
Lot and land development	(71)	(63)	(14)	6
1-4 family	190	668	(367)	(111)
Commercial real estate and
multifamily	(5)	379	(351)	(33)
Commercial	(71)	(33)	(40)	2
Consumer	12	29	(8)	(9)
Investments:
Money market	59	52	3	4
U.S. government and
government agency obligations –
held to maturity	(28)	(27)	(1)	-
U.S. government and government
agency obligations – available
for sale	(174)	(339)	194	(29)
Municipal obligation – available
for sale	52	41	8	3
Federal reserve funds	(44)	(40)	(10)	6
	$ (88)	$ 660	$ (590)	$ (158)

	Three-Months Ended
	September 30, 2014 as compared to September 30, 2013

	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$ (14)	$ (8)	$ (7)	$ 1
Money market accounts	1	-	1	-
Interest bearing deposits in banks	1	-	1	-
Federal Home Loan Bank
advances	(211)	(150)	(78)	17
	(223)	(158)	(83)	18
Net interest income	$ 135	$ 818	$ (507)	$ (176)

Other.

The following discusses the financial results for SWS Group, corporate administration and SWS Capital Corporation.

Pre-tax loss from the other segment was $11.4 million for three-months ended September 30, 2014 compared to pre-tax loss of $9.3 million for the three-months ended September 30, 2013.

Net revenues decreased $1.5 million for the three-months ended September 30, 2014 compared to the three-months ended September 30, 2013.  The decrease was primarily due to a decrease of $1.1 million in the valuation adjustment of our deferred compensation plan investments and $0.3 million on the write-off of deferred debt issuance costs.

Overall operating expenses decreased $1.0 million for the three-months ended September 30, 2014 as compared to the three-months ended September 30, 2013.  The decrease was primarily due to a $1.1 million decrease in expenses related to our deferred compensation plan.

The change in warrant valuation resulted in a $2.5 million increase in income for the three-months ended September 30, 2014 compared to the three-months ended September 30, 2013.  We recorded a $4.4 million unrealized gain on the valuation of the warrants held by Hilltop and Oak Hill for the three-months ended September 30, 2014, which consisted of a $3.9 million unrealized pre-tax gain on the valuation of the warrant and a $0.5 million gain representing the time to maturity portion of the fair value of the warrant as Oak Hill partially exercised its warrants prior to maturity, compared to a $2.0 million unrealized gain on the valuation for the warrants held by Hilltop and Oak Hill for the three-months ended September 30, 2013.

Additionally, we recognized $4.1 million on the early extinguishment of debt with the Oak Hill’s exercise of its warrants.

FINANCIAL CONDITION

Investments

In fiscal 2013, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio.  The securities portfolio is structured to provide cash flows to ensure that adequate funds are available for new loan originations.

The book value of the Bank’s investment portfolio at September 30, 2014 and June 30, 2014 was as follows (in thousands):

	September 30, 2014	June 30, 2014
Government-sponsored enterprises—
held to maturity securities	$ 11,482	$ 12,549
Government-sponsored enterprises—
FHLB stock	3,755	4,080
Government-sponsored enterprises—
available for sale securities	405,823	452,513
Municipal obligations—
available for sale securities	41,524	42,202
Equity method investments	3,336	3,278
	$ 465,920	$ 514,622

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

The allowance for loan losses is maintained to absorb management’s estimate of probable loan losses inherent in the loan portfolio at each reporting date.  The allowance for loan losses is established as losses are estimated and recorded through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management determines the collection of principal is remote.  Subsequent recoveries are recorded through the allowance.  The determination of an adequate allowance is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available or circumstances change.

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

Certain types of loans, such as option adjustable rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial "teaser" rates, can have a greater risk of non-collection than other loans.  At September 30, 2014, the Bank had $7.0 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at September 30, 2014.  At September 30, 2014, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates and had no single family interest only loans.

At September 30, 2014, the Bank’s loan portfolio included a total of $1.0 million in loans with high loan-to-value ratios.  High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan.  At September 30, 2014, all of these loans were 1-4 single family or lot loans to home builders in North Texas.  We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at September 30, 2014, the Bank had no loans with a high loan-to-value ratio that were deemed impaired.  Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital.  At September 30, 2014, the Bank’s high loan-to-value ratio loans represented less than 1% of total capital.

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

Loans receivable, including loans measured at fair value, at September 30, 2014 and June 30, 2014 are summarized as follows (in thousands):

	September 30, 2014	June 30, 2014
Residential
Purchased mortgage loans
held for investment	$169,286	$133,854
1-4 family	73,939	83,290
	243,225	217,144
Lot and land development
Residential land	1,242	1,585
Commercial land	2,978	3,567
	4,220	5,152

Residential construction	634	650
Commercial construction	13,984	9,722
Commercial real estate	173,961	183,568
Multifamily	154,623	141,131
Commercial loans	62,352	61,420
Consumer loans	4,796	3,511
	657,795	622,298
Allowance for probable loan loss (*)	(7,621)	(7,942)
	$650,174	$614,356

__________

 (*)  There is no allowance for probable loan loss for loans measured at fair value.  There is a $173 and $136 allowance for loan loss at September 30, 2014 and June 30, 2014, respectively, for purchased mortgage loans held for investment.  Purchase mortgage loans held for investment are held on average for 25 days or less, substantially reducing credit risk.

The increase in purchased mortgage loans held for investment from June 30, 2014 to September 30, 2014 was representative of a slight increase in the first quarter of fiscal 2015 in the mortgage industry’s production levels.  The nature of purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at September 30, 2014, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Commercial construction, commercial
real estate and multifamily loans	$ 37,937	$ 126,915	$ 177,716	$ 342,568
Commercial loans	29,802	22,160	10,390	62,352
Residential construction loans	-	634	-	634
Total	$ 67,739	$ 149,709	$ 188,106	$ 405,554

Amount of loans based upon:
Floating or adjustable interest rates	$ 55,177	$ 82,225	$ 152,983	$ 290,385
Fixed interest rates	12,562	67,484	35,123	115,169
Total	$ 67,739	$ 149,709	$ 188,106	$ 405,554

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

Non-performing assets and classified loans as of September 30, 2014 and June 30, 2014 were as follows (dollars in thousands):

	September 30, 2014	June 30, 2014
Loans accounted for on a non-
accrual basis
1-4 family	$ 5,185	$ 5,686
Lot and land development	269	291
Residential construction	532	546
Commercial real estate	4,414	3,946
Commercial loans	4,471	3,852
	14,871	14,321
Non-performing loans as a
percentage of total loans	2.3%	2.3%

REO
1-4 family	1,335	1,587
Lot and land development	477	775
Commercial real estate	2,542	2,103
Commercial loans	-	410
	4,354	4,875

Performing troubled debt
restructuring (*)	2,223	3,673
Non-performing assets	$ 21,448	$ 22,869

Non-performing assets as a
percentage of total assets	1.8%	1.8%

Current classified assets
1-4 family	$ 63	$ 74
Lot and land development	99	303
Commercial real estate	11,398	16,288
Commercial loans	6,863	1,801
	18,423	18,466
Total classified assets
1-4 family	6,583	7,346
Lot and land development	1,225	1,755
Residential construction	532	546
Commercial real estate	20,031	25,352
Commercial loans	11,500	6,336
	$ 39,871	$ 41,335

__________

 (*) The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans.  See discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

Approximately $208,000 and $286,000 of gross interest income would have been recorded in the three-months ended September 30, 2014 and 2013, respectively, had the non-accrual loans been recorded in accordance with their original terms.  There was no interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in both the three-months ended September 30, 2014 and 2013.

Total classified assets to Bank capital plus allowance for loan loss was 21.9% at September 30, 2014.  Classified assets decreased $1.5 million from June 30, 2014 and substantially all classified loans by collateral location are in Texas.  Bank management continues to reduce the classified asset ratio through the disposal of these assets.  Depending on the method used, the Bank may be required to record additional write-downs of these assets.  While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three-months ended September 30, 2014 and 2013 (in thousands):

	Three-Months ended
	September 30,	September 30,
	2014	2013
Balance at beginning of period	$ 4,875	$ 10,165
Foreclosures	1,065	404
Sales	(1,343)	(4,647)
Write-downs	(243)	(201)
Balance at end of period	$ 4,354	$ 5,721

The following table presents the Bank’s classified assets as of September 30, 2014 by year of origination of the loan (in thousands):

			Performing
	Non-		Troubled	Current
Year	Performing		Debt	Classified
Originated	Loans	REO	Restructuring	Assets	Total
Fiscal 2009 or prior	$ 4,309	$ 4,354	$ 546	$ 9,559	$ 18,768
Fiscal 2010	10,109	-	-	1,797	11,906
Fiscal 2011	265	-	34	252	551
Fiscal 2012	93	-	-	(77)	16
Fiscal 2013	-	-	1,643	6,939	8,582
Fiscal 2014	95	-	-	(47)	48
	$ 14,871	$ 4,354	$ 2,223	$ 18,423	$ 39,871

The following table presents an analysis of the allowance for probable loan losses for the three-months ended September 30, 2014 and 2013 (dollars in thousands):

	Three-Months Ended
	September 30,	September 30,
	2014	2013
Balance at beginning of period	$ 7,942	$ 12,343
Continuing operations:
Charge-offs:
Lot and land development	-	(4)
1-4 family	-	(97)
Commercial real estate	(26)	(16)
Commercial loans	(182)	(20)
Total charge-offs	(208)	(137)
Recoveries:
Residential construction	11	58
Lot and land development	9	7
1-4 family	22	52
Commercial real estate	12	323
Commercial loans	3	26
Total recoveries	57	466
Net (charge-offs) recoveries	(151)	329
Recapture of loan loss charged
to operations	(170)	(466)
	(321)	(137)
Balance at end of period	$ 7,621	$ 12,206

Ratio of net (recoveries) charge-offs
during the period to average loans
outstanding during the period	0.00%	-0.06%

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

As a result of the current economic environment, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.  During fiscal 2013 and 2014, the Bank reestablished marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.  Through the first quarter of fiscal 2015, the Bank has continued these marketing efforts in order to grow the Bank’s loan portfolio.

The allowance for probable loan losses by type of loans as of September 30, 2014 and June 30, 2014 was as follows (dollars in thousands):

	September 30, 2014			June 30, 2014
			Percent			Percent
		Percent	of the		Percent	of the
		of loans	allowance		of loans	allowance
		to total	for loan		to total	for loan
	Amount	loans	loss	Amount	loans	loss
Residential construction	$ 1	0.1%	-%	$ 1	0.1%	-%
Lot and land development	14	0.6	0.2	27	0.8	0.3
1-4 family	1,584	37.0	20.8	1,449	34.9	18.2
Commercial real estate	2,212	28.6	29.0	2,603	31.1	32.8
Multifamily	2,929	23.5	38.4	2,630	22.7	33.1
Commercial loans	797	9.5	10.5	1,219	9.9	15.4
Consumer loans	84	0.7	1.1	13	0.5	0.2
	$ 7,621	100.0%	100.0%	$ 7,942	100.0%	100.0%

At September 30, 2014, the loan loss allowance related to multifamily loans was 38.4% as compared to multifamily loans constituting 23.5% of the Bank’s total loan portfolio.  The larger allocation of the allowance to multifamily loans reflects the growth in this portfolio.  At September 30, 2014, approximately 29.0% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 28.6% of its total loan portfolio.  This was down from June 30, 2014 when approximately 32.8% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio.  Commercial real estate loans tend to be individually larger than residential loans and deterioration in this portfolio can lead to volatility in earnings.

Additionally, at September 30, 2014, approximately 20.8% of the Bank’s loan loss allowance was allocated to its 1-4 family loans portfolio, while the Bank’s 1-4 family loan portfolio represented approximately 37.0% of its total loan portfolio.  This increase in the percentage of the allowance for loan loss from June 20, 2014 was due primarily to the increase in the historical loss portion of the allowance calculation from 0.55% at June 30, 2014 to 1.01% at September 30, 2014 which was closer to the Federal Deposit Insurance Corporation (FDIC) industry average for the past eight quarters.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three-months ended September 30, 2014 can be found in the discussion of the Bank’s net interest income under the caption  "Results of Operations-Segment Information-Banking."

The Bank had $10.8 million and $11.5 million in certificates of deposit of $100,000 or greater at September 30, 2014 and June 30, 2014, respectively.  The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits.  These core deposits provide the Bank with a stable and low cost funding source.  The Bank also utilizes long-term

Federal Home Loan Bank (“FHLB”) borrowings to match long-term fixed rate loan funding.  At September 30, 2014, the Bank had $833.0 million in funds on deposit from customers of Southwest Securities, representing approximately 86% of the Bank’s total deposits.

Short-Term Borrowings and Advances from FHLB

The following table represents short-term borrowings and advances from the FHLB that were due within one year during the three-months ended September 30, 2014 and 2013 (dollars in thousands):

	Three-Months Ended September 30,
	2014		2013
		Interest		Interest
	Amount	Rate	Amount	Rate
At end of period	$ 2,453	4.40%	$ 15,307	3.93%
Average balance during period	2,273	4.37%	15,307	3.93%
Maximum month-end balance during year	2,453	-	15,307	-

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

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum.  In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of our common stock per investor as of July 29, 2011 (assuming the warrants are exercised in full).  The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding.  As of September 30, 2014, SWS Group had utilized all of the $100.0 million under the unsecured loan by (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, (ii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million, (iii) contributing $30.0 million in capital to Southwest Securities and (iv) loaning $30.0 million to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

On September 26, 2014, Oak Hill partially exercised its warrants to purchase 6,521,739 shares of SWS Group common stock for $5.75 per share, paid by automatically reducing the amount outstanding due to Oak Hill as lenders under the Credit Agreement by $37,500,000, as required by the terms of the warrants.  Following this partial warrant exercise, Oak Hill continues to hold warrants exercisable to purchase 2,173,913 shares of common stock.

On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS Group common stock for $5.75 per share, paid by automatically reducing the amount outstanding due to Hilltop as  a lender under the Credit Agreement by $50,000,000, as required by the terms of the warrant.

As a result of these exercises, as of October 31, 2014, SWS Group had $12.5 million outstanding due to Oak Hill as lenders under the Credit Agreement.

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

Short-Term Borrowings. At September 30, 2014, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines.  At September 30, 2014, we had uncommitted broker loan lines of up to $400.0 million.  These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts.  These lines may also be used to release pledged collateral against day loans.  These credit arrangements are provided on an "as offered" basis, are not committed lines of credit and can be terminated at any time by the lender.  Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate.  At September 30, 2014, $100.0 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $135.4 million.  Our ability to borrow additional funds is limited by our eligible collateral.

Unsecured Line of Credit.  We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an "as offered" basis and is not a committed line of credit.  The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing.  At September 30, 2014, we had no outstanding unsecured letters of credit, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Revolving Committed Credit Facility.    On January 28, 2011, Southwest Securities entered into a $45.0 million committed revolving credit facility with an unaffiliated bank.  The commitment fee for the credit facility is 0.375% per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points.  The credit facility requires Southwest Securities to maintain tangible net worth of $150.0 million.  As of September 30, 2014, there was no outstanding balance under this credit facility.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations.  The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash.  At September 30, 2014, the Bank had net borrowing capacity from the FHLB of $147.6 million.  In addition, at September 30, 2014, the Bank had the ability to borrow up to $30.6 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas.  This line of credit is secured by the Bank's commercial loan portfolio.  This line is due on demand and bears interest at a rate of 50 basis points over the federal funds target rate.  At September 30, 2014, there were no amounts outstanding under this line of credit.

The Bank’s asset and liability management policy is intended to manage interest rate risk.  The Bank manages the periodic repricing of its interest-earning assets and its interest-bearing liabilities.  Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "GAP" data.  (See the Bank’s GAP analysis in "-Risk Management-Market Risk-Interest Rate Risk-Banking.")  At September 30, 2014, $833.0 million of the Bank’s deposits were from the brokerage customers of Southwest Securities.  Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies.  Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier 1  capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier 1 (core) capital (as defined) to adjusted assets (as defined) (without giving effect to the Basel III final rule).  At September 30, 2014, the Bank had a total risk-based capital ratio of 25.6% and the Bank had a Tier 1 (core) capital ratio of 14.5%.  At September 30, 2014, the Bank had a Tier 1 risk-based capital ratio of 24.5%.  Under federal law, the OCC may require the Bank to apply other measures of risk-weight or capital ratios that the OCC deems appropriate.  In connection with the termination of the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011, on January 14, 2013, the Bank committed to the OCC that the Bank would, among other things, maintain a Tier 1 capital ratio at least equal to 9% of adjusted total assets and a total risk-based capital ratio of at least 12%.

The Bank has historically met all of its capital adequacy requirements.    As of September 30, 2014, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as well-capitalized.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC.  However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk.  See “Note 27. Financial Instruments with Off-Statement of Financial Condition Risk” in the Notes to the Consolidated Financial Statements in the Fiscal 2014 Form 10-K.

Cash Flow

Net cash used in operating activities for the three-months ended September 30, 2014 and 2013 totaled $47.4 million and $80.2 million, respectively.  The net cash used in operating activities for the three-months ended September 30, 2014 was due primarily to $53.3 million increase in net receivable from broker, dealer and clearing organizations offset by a $4.5 million net decrease in our securities inventory.

Net cash provided by investing activities for the three-months ended September 30, 2014 and 2013 totaled $34.0 million and $9.7 million, respectively. Cash provided by investing activities was due to proceeds on the Bank’s sale and maturity of securities of $54.1 million and proceeds of $15.8 million on the Bank’s investments, offset by net loan originations at the Bank of $36.9 million.

Net cash provided by financing activities for the three-months ended September 30, 2014 and 2013 totaled $21.3 million and $88.4 million, respectively.   The primary driver of the cash provided by financing activities was an increase in net cash proceeds from short-term borrowings offset by a decrease in deposits at the Bank.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

We periodically repurchase our shares of common stock. We currently have no approved repurchase plan, and any such plan would require, in addition to BOD approval, the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan.  This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us.  During the three-months ended September 30, 2014, the plan did not purchase shares of common stock, and 3,273 shares were sold or distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting.  As a result, in the three-months ended September 30, 2014, we repurchased 10,473 shares of common stock with a market value of approximately $76,800, or an average of $7.33 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-14.43%
+200	-10.39%
+100	-5.59%
-	-%
-100	-2.84%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2014 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-net	$ 454,929	$ 35,496	$ 91,058	$ 68,691
Securities and FHLB stock	10,117	513	8,474	443,480
Interest-bearing deposits	86,029	-	-	-
Total earning assets	551,075	36,009	99,532	512,171

Interest-bearing liabilities:
Transaction accounts and savings	876,992	-	-	-
Certificates of deposit	15,397	6,099	3,261	774
Borrowings	1,531	922	15,815	57,934
Total interest-bearing liabilities	893,920	7,021	19,076	58,708

GAP	$ (342,845)	$ 28,988	$ 80,456	$ 453,463

Cumulative GAP	$ (342,845)	$ (313,857)	$ (233,401)	$ 220,062

Market Price Risk.  We are exposed to market price risk as a result of making markets and taking proprietary positions in securities.  Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios, and “Securities available for sale” in our available-for-sale portfolio which are subject to interest rate and market price risk at September 30, 2014 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$ 158	$ 7,043	$ 13,303	$ 34,117	$ 54,621
U.S. government and government
agency obligations	8,109	(11,324)	(41,371)	10,763	(33,823)
Corporate obligations	(6,941)	18,326	19,193	24,704	55,282
Total debt securities	$ 1,326	$ 14,045	$ (8,875)	$ 69,584	$ 76,080
Corporate equity securities	-	-	-	1,222	1,222
Other	32,504	-	-	-	32,504
	$ 33,830	$ 14,045	$ (8,875)	$ 70,806	$ 109,806

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	2.85%	1.12%	2.52%	3.58%	3.00%
U.S. government and government
agency obligations	0.02	1.69	2.54	3.23	2.38
Corporate obligations	1.22	2.33	4.53	5.03	3.46

Available-for-sale securities, at fair
value
Securities available for sale	$ 7,005	$ 32,891	$ 32,283	$ 375,294	$ 447,473

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We review our estimates on an on-going basis.  We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Our accounting policies and methodology used in establishing estimates have not changed materially since June 30, 2014.  See the Fiscal 2014 Form 10-K for a discussion of our critical accounting policies.

IMPORTANT INFORMATION FOR INVESTORS AND SHAREHOLDERS

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Hilltop Holdings Inc. (“Hilltop”) has filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 containing a definitive proxy statement of SWS Group that also constitutes a prospectus of Hilltop, and SWS Group and Hilltop have each filed and will each file other documents with respect to the proposed transaction and the definitive proxy statement/prospectus has been mailed to shareholders of SWS Group. Investors and security holders of SWS Group are urged to read the definitive proxy statement/prospectus and other documents filed or that will be filed with the SEC carefully and in their entirety because they contain important information. Investors and security holders of SWS Group are able to obtain free copies of the registration statement and the proxy statement/prospectus and other documents filed with the SEC by SWS Group or Hilltop through the website maintained by the SEC at www.sec.gov. Copies of the documents filed with the SEC by SWS Group are available free of charge on SWS Group’s internet website at www.swst.com or by contacting SWS Group’s Investor Relations Department at (214) 859-1800. Copies of the documents filed with the SEC by Hilltop are available free of charge on Hilltop’s internet website at www.hilltop-holdings.com or by contacting Hilltop’s Investor Relations Department at (214) 252-4029.

SWS Group, Hilltop, their respective directors and certain of their executive officers and other members of management and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction. Information about the directors and executive officers of SWS Group is set forth in its Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended June 30, 2014, which was filed with the SEC on September 26, 2014. Information about the directors and executive officers of Hilltop is set forth in its most recent proxy statement, which was filed with the SEC on May 2, 2014. Other information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the definitive proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.

FORWARD-LOOKING STATEMENTS

From time to time we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain "forward-looking" information and constitute “forward-looking statements” within the meaning of applicable U.S. securities laws.  Such statements are generally identifiable by terminology such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.  By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on forward-looking statements and should recognize that such statements are predictions of future results, which may not occur as anticipated.    Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	failure to obtain the approval of stockholders of SWS Group in connection with the proposed Hilltop merger;
•	the failure to consummate or delay in consummating the proposed transaction for other reasons;
•	the timing to consummate the proposed transaction;
•	the risk that a condition to closing of the proposed transaction may not be satisfied;
•	the risk that a regulatory approval that may be required for the proposed transaction is delayed, is not obtained, or is obtained subject to conditions that are not anticipated;
•	Hilltop’s ability to achieve the synergies and value creation contemplated by the proposed transaction;
•	Hilltop’s ability to promptly and effectively integrate its and SWS’s businesses;
•	the diversion of management time on transaction-related issues;
•	the interest rate environment;
•	the volume of trading in securities;
•	the liquidity in capital markets;
•	the volatility and general level of securities prices and interest rates;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the level of customer margin loan activity and the size of customer account balances;
•	the demand for real estate in Texas, New Mexico and the national market;
•	the credit-worthiness of our correspondents, trading counterparties and of our banking and margin customers;
•	the demand for investment banking services;
•	general economic conditions, especially in Texas and New Mexico, and investor sentiment and confidence;
•	the value of collateral securing the loans we hold;
•	competitive conditions in each of our business segments;
•	changes in accounting, tax and regulatory compliance requirements;
•	changes in federal, state and local tax rates;
•	the ability to attract and retain key personnel;
•	the availability of borrowings under credit lines, credit agreements and credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business;
•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and
•	the potential for litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors or other market variables;
•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report include those factors described in this report under the headings “Overview,” “Risk Management,” “Risk Factors” and “Critical Accounting Policies and Estimates,” in the Fiscal 2014 Form 10-K under the heading Risk Factors and our other reports filed with and available from the SEC.  Our forward-looking statements are based on current beliefs, assumptions and expectations.  All forward-looking statements speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is hereby incorporated by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of September 30, 2014.  Based on such evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of September 30, 2014, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint generally alleges, among other things, that the BOD breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, and that the other defendants aided and abetted such breaches of fiduciary duty. The complaint alleges, among other things, that the BOD labored under conflicts of interest, and that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders, and that the Registration Statement on Form S-4 filed by Hilltop on May 29, 2014 omits or misstates certain material information. The complaint seeks relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs. On June 16, 2014, plaintiffs moved for a preliminary injunction prohibiting the consummation of the merger, and for expedited proceedings in connection therewith. Pursuant to negotiations between the parties to the lawsuit, plaintiffs subsequently withdrew those motions.  On October 27, 2014 plaintiffs again filed a motion for expedited proceedings.

We believe the claims are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of this lawsuit. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Fiscal 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 26, 2014, Oak Hill partially exercised its warrants to purchase 6,521,739 shares of SWS Group common stock for $5.75 per share paid by automatically reducing the amount outstanding due to Oak Hill as lenders under the Credit Agreement by $37,500,000, as required by the terms of the warrants.

On October 2, 2014, Hilltop exercise its warrant to purchase 8,695,652 shares of SWS Group common stock for $5.75 per share paid by automatically reducing the amount outstanding due to Hilltop as a lender under the Credit Agreement by $50,000,000, as required by the terms of the warrant.

The sales of the above securities were deemed exempt from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(a)(2) and Regulation D of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to shares of common stock or restricted stock issued in such transactions.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2014 or our equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Plans	Plans (2)
7/1/2014 to 7/31/2014	-	$ -	-	-
8/1/2014 to 8/31/2014	10,473	$ 7.33	-	-
9/1/2014 to 9/30/2014	-	$ -	-	-
	10,473	$ 7.33	-

__________

(1) The 10,473 shares of common stock repurchased during the three-month period ended September 30, 2014 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of any publicly announced program to repurchase shares of common stock.

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

SWS Group, Inc.
(Registrant)

November 5, 2014	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2014	/S/ J. Michael Edge
(Date)	(Signature)
J. Michael Edge
Chief Financial Officer
(Principal Financial Officer)

November 5, 2014	/S/ Laura Leventhal
(Date)	(Signature)
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
101

The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2014 and June 30, 2014; (ii) Consolidated Statements of Comprehensive Loss for the three-months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three-months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements

__________________

* Filed herewith.

# The certification attached as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.